Form 10KSB
period 1996-06-30
CREDIT DEPOT CORP
filed 1996-09-27
CIK 869276

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

 [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (Fee Required)

        For the fiscal year ended June 30, 1996

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

        For the transition period from _______ to

        Commission File No. 0-19420
                            -------


                             Credit Depot Corporation
                  ----------------------------------------------
                  (Name of small business issuer in its charter)

            Delaware                                              58-1909265
 -------------------------------                             -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

 700 Wachovia Center, Gainesville, Georgia                            30501
 -----------------------------------------                         -----------
 (Address of principal executive offices)                           (Zip Code)

 Issuer's Telephone Number, including Area Code (770) 531-9927
                                                --------------

 Securities registered under Section 12(b) of the Exchange Act:

         Title of each class           Name of each exchange on which registered
        -------------------            -----------------------------------------
                N/A                                        N/A

 Securities registered under Section 12(g) of the Exchange Act:

                                    Common Stock $.001 par value
                                    ----------------------------
                                          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $2,278,899

As of September 23, 1996, the aggregate market value of the common stock held by non-affiliates of the registrant based on the closing price reported on the National Association of Securities Dealers Automated Quotations System was approximately $11,302,000*.

*Excludes 795,436 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at August 31, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

      ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PAST FIVE YEARS
                                      N/A



                   APPLICABLE ONLY TO CORPORATE REGISTRANTS



State the number of shares outstanding of each of the issuer's classes of common equity, as of September 23, 1996. 3,378,761 shares of Common Stock, $.001 par value.

                     DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement, to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated into Part III of this Annual Report.

DESCRIPTION OF BUSINESS

GENERAL

        Credit Depot Corporation (the "Company") is a mortgage finance company engaged in originating, purchasing, servicing, and selling first mortgage loans secured by single family (one to four family) residences made to credit-impaired individuals who are generally unable to obtain financing from conventional lending sources. The Company's customers borrow funds generally for debt consolidation or to refinance first mortgages on the customer's primary residence. The Company's mortgage loans are at higher interest rates than conventional mortgage loans, which the Company's customers are willing to incur because of their inability to obtain financing from conventional sources. While the typical borrowers from the Company may not have attractive credit histories due to a pattern of credit weakness, unverifiable income, insufficient credit history or a previous bankruptcy or insolvency, it is the Company's experience that these borrowers nevertheless have generally demonstrated an ability to make payments due under their loans because the loans are secured by first mortgages on their primary residences, and the Company generally requires that such borrowers have significant equity in their residences. The Company believes its underwriting procedures generally enable it to determine which borrowers with substandard credit histories are likely to meet their mortgage obligations.

        The Company believes that the lending practices of conventional financing sources (such as commercial banks and savings and loan associations) have made access to credit more difficult for the Company's target customer base. In addition, the emergence of secondary mortgage markets has resulted in a reduced willingness on the part of traditional financing sources to offer mortgages that depart from the strict underwriting and documentation standards required by government sponsored enterprises such as the Government National Mortgage Association ("GNMA") and the Federal National Mortgage Association ("FNMA"). The Company believes that the tightening of underwriting guidelines from traditional financing sources has resulted in a large population of creditworthy borrowers seeking alternative sources of financing.

        Generally, mortgage lenders evaluate a borrower according to four primary criteria: (i) the ratio of the borrower's debt to his gross income;
(ii) the loan-to-value ratio of the property securing the loan; (iii) the borrower's credit history; and (iv) the responses to requests for third-party documentation (such as employment and other verifications and credit references). Although the Company typically requires that the loan-to-value (as reflected in an appraisal) ratio for mortgage loans that it originates or acquires be no greater than 80%, the Company's standards with respect to the other three criteria have been lower than those typically applied by conventional lenders.

        The Company's target customer base consists of homeowners generally with equity of at least 20% in their homes (typically with values ranging from $35,000 to $200,000), a debt-to-gross-income ratio not exceeding 50% (as compared to approximately 36% for conventional lenders), and stable employment. During the years ended June 30, 1994, 1995 and 1996 (referred to as "Fiscal 1994", "Fiscal 1995", and "Fiscal 1996") the Company originated $15,798,000,

$29,542,000, and $37,035,000 of loans, respectively. The average original principal balance of the loans originated by the Company during Fiscal 1995 and 1996 were $41,000 and $49,000, respectively, with an average annual interest rate to the Company of approximately 13.0% and 11.5%, respectively. During Fiscal 1995 and 1996, approximately 96% and 91%, respectively, of the Company's loans originated for each period had an original principal balance of between approximately $10,000 and $130,000. During Fiscal 1995 and 1996, the weighted average loan-to-value ratio at the time of origination of the Company's loans originated during those periods was approximately 70% and 74%, respectively, and the weighted average debt-to-gross-income ratio for the Company's borrowers was approximately 35% and 36%, respectively.

       Prior to October 1994, substantially all of the mortgage loans originated by the Company were balloon loans, with periodic payments based generally on a 15-year amortization schedule and a single payment of the remaining balance of the balloon loan due five years after origination. In October 1994, the Company changed its mortgage product line from balloon to self-amortizing mortgages, and, currently, the loans originated by the Company are generally for 15- 20- or 30- year terms. In 1995, the Company also began to originate somewhat higher quality loans (although its target customers remain credit-impaired borrowers who are unable to obtain loans from conventional lenders), which results in slightly lower average annual interest rates and slightly higher loan-to-value ratios. The Company believes that these changes in the Company's product mix will make its loan portfolio more suitable for sales to pools which may issue mortgage-backed certificates securitized by these mortgage loans.

       In March 1996, the Company commenced selling mortgage loans originated or acquired by it to Access Financial Corporation ("Access"), which are expected to be included in mortgage loan pools to be serviced by Access, interests in which are intended to be sold to investors in securitization transactions. Through June 30, 1996, the Company has sold approximately $19,322,000 of mortgage loans to Access. These sales enable the Company to share in the profits from securitizations, although at lower profit margins than the Company believes it could receive if the mortgage loans were sold to in a securitization transaction serviced by the Company. The Company's revenues on these sales are based on a portion of the spread between the interest receivable on the mortgage loans and the interest paid to investors in the mortgage pools.

       Since 1993, the Company has expanded the geographic scope of its mortgage activities from a single office in Gainesville, Georgia, to offices located in seven additional states (Florida, Indiana, Kentucky, North Carolina, Ohio,
South Carolina, and Tennessee) from which mortgage loans are originated. The Company currently plans to continue to expand geographically by opening offices with sales representatives, which will not have loan processing capabilities, in additional states and to have regional processing offices as required in connection with the growth of the Company.

       The Company's current strategy is to sell most of the mortgage loans originated or acquired by it to a large financial service company, which in turn will include these loans in pools of mortgages, interest in which will be rated by a rating agency, insured, and offered for sale on a quarterly basis in the mortgage backed securities market. By selling its loans in this type of transaction, the Company does not have to hold and accumulate loans on a quarterly basis as it would if it were doing its own quarterly sercuitizations. Instead, the buyer will purchase the loans on a more frequent basis. Thus, the cash needed by the Company to fund loans is significantly less than would be required if the Company did its own securitization transactions. However, to obtain the best possible return on the sale of its mortgages, the Company's long-term strategy is to sell directly into the mortgage backed securities market as opposed to participating in another company's securitization. To produce its own securitized pool sales, the Company believes it will need to originate or acquire mortgage loans to accumulate pools of at least $20,000,000 to create sufficiently large pools for the issuance and sale of mortgage backed pass-through securities. The Company believes it will eventually be able to generate this volume of loans as a result of the expected increase in origination capacity resulting from the increased number and geographic scope of its offices, provided sufficient capital or financing could be obtained to achieve such mortgage accumulation capacity.

       The Company was incorporated in Delaware in 1990 and is the successor by merger to a corporation organized in 1986. Unless the context otherwise requires, reference to the "Company" includes the operations of the Company, its predecessor and its wholly-owned subsidiaries. Also unless otherwise noted, all dollar figures presented are rounded to the nearest $1,000 and are approximate. The Company's executive offices are located at Wachovia Center, Suite 700, Gainesville, Georgia 30501, telephone (770) 531-9927.

LOAN FINANCING

        General. The Company's principal product is a non-conforming residential first mortgage loan with a fixed interest rate and term to maturity, which is typically secured by a first mortgage on the borrower's residence. These loans are distinct from residential mortgage revolving lines of credit, not offered by the Company, which are generally secured by a second mortgage and typically carry a floating interest rate. The proceeds of the loan will usually be used by the borrower for debt consolidation or to refinance a first mortgage on his property. The homes used for collateral to secure most of the loans are single-family owner-occupied. As of June 30, 1996, approximately 11.8% of the outstanding loans serviced by the Company represent loans where the properties used as collateral to secure loans are non-owner occupied properties. During the Fiscal 1995 and Fiscal 1996, the Company originated $29,542,000 and $37,035,000 in mortgage home loans, respectively, and the average loan amount at origination was $41,000 and $49,000, respectively. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed.

The following table summarizes the Company's lending activities during each of the periods indicated:

                                                                     Fiscal Year
                                                                    Ended June 30,
                                                    -------------------------------------------
                                                        1996            1995            1994
                                                    -------------------------------------------
Principal amount of loans originated                $37,035,000     $29,542,000     $15,798,000
Number of loans originated                                  757             722             420
Servicing portfolio:
  Serviced for the Company                          $ 6,617,000     $ 3,610,000     $ 3,029,000
  Serviced for purchasers of loans                    3,575,000       6,359,000       8,578,000
                                                    -----------     -----------     -----------
Total Originations                                   10,192,000       9,969,000      11,607,000
Loan sale proceeds:
  Loans sold servicing retained                                       1,616,000       5,584,000
  Loans sold servicing released - whole              13,506,000      26,065,000       7,556,000
  Loans sold servicing released - retain interest    19,321,000               -               -
                                                    -----------     -----------     -----------
Total Sales                                          32,827,000      27,681,000      13,140,000
Gain on sales of loans (1)                            1,697,000       1,327,000         603,000
Overall gain on sale percentage (1)                        4.58%           4.49%           3.82%
Interest rate difference on loans sold with a              2.01%           1.89%           3.01%
retained interest (2)
Premium received on whole loan sales (3)                   2.27%           5.09%              -

(1) This is a gross gain on sale from all types of loan sales, and excludes any write-down of the Excess Servicing Asset (see "Sale of Mortgage Loan Pools"), which is netted against the gain on sale in the financial statements.

(2) This represents the difference between the mortgage loan interest rate and the interest rate passed on to the purchaser of the receivables on loans sold servicing retained in 1994 and 1995, and is not adjusted for normal servicing costs of .5%. For 1996, it represents the difference between the mortgage loan interest rate and the contractual rate paid by the purchaser of loans sold servicing released with a retained interest. Neither type of sale involves a cash premium or discount to the Company.

(3) This represents the net cash premium received on loans sold servicing released with no residual interest. This percentage is calculated on the net proceeds (after commissions) divided by the principal amount of the loan.

       Origination. Loan applications are brought to the Company's attention in its branch offices by referral sources such as mortgage loan brokers, prospective borrowers, or mortgage companies. Completed loan applications are transferred to the Company's loan processors who verify certain information contained in the applications such as employment information and credit history. The loan processor also makes the arrangements necessary to have the applicant's real property, offered as security for the loan, appraised by an independent appraiser.

       The Company's loan processor then reviews the application, the applicant's credit history (including verifying any senior mortgages on the applicant's property) and the appraisal, and uses this information to categorize the application, a process which consists of determining the preliminary loan-to-value ratio as well as ascertaining the applicant's other obligations. The loan-to-value ratio is determined by dividing the requested loan amount by the appraised value of the borrower's property. The Company requires that the loan-to-value ratio of a property offered as collateral generally not exceed 85%, and, historically, such rate has averaged approximately 71%. The Company requires that a loan applicant's total monthly debt payments to gross monthly income generally not exceed 50%, and, historically, such rate has averaged approximately 36%. If the loan processor concludes that the applicant may be a suitable candidate for a loan, the loan processor prepares an "in-file" credit report which provides a computer analysis of the applicant's credit history, including outstanding indebtedness. Based upon the loan-to-value ratio, debt-to-gross-income ratio, an analysis of the applicant's creditworthiness and the appraisal of the applicant's property offered as security for the loan, a loan committee, consisting of senior credit officers at the Corporate office, determines whether or not to approve the application.

       In all instances in which borrowers have advised the Company that all or a portion of the loan will be used to repay outstanding debt, the Company's closing agent will disburse such funds directly to the borrower's creditors. Borrowers have a right under federal truth-in-lending laws to rescind their loans for a period of three days after entering into the loan agreement and prior to the disbursement of the funds. After the disbursement of loan proceeds, the Company's closing attorney records the first mortgage security interest in the county in which the property securing the loan is located, thus perfecting the Company's interest. The closing attorney obtains, on behalf of the Company, a title insurance policy insuring perfection of the Company's first lien position.

       Delinquency Information. Typically, promptly after failure to receive timely payment, the Company commences collection efforts, and for loans which become 60 days past due the borrower is verbally notified that the Company may initiate the foreclosure process. The Company then notifies the borrower via an attorney's letter of the serious nature of the delinquency but also affords the borrower an opportunity (generally the minimum amount of time prescribed by state statute) to bring the loan current. However, if the loan continues to remain delinquent, the Company engages an attorney to complete the foreclosure proceedings. The Company arranges for sale at public auction of all collateral in order to satisfy the unpaid indebtedness to the Company. The proceeds of the public sale of the foreclosed property are first distributed to the Company (on behalf of the borrower) in an amount up to the unpaid balance of the loan plus accrued interest and expenses associated with the foreclosure. Additional proceeds, if any, are generally disbursed by the foreclosing attorney first to any junior lien holder which has filed a claim with the Company and has been assigned such proceeds and then to the borrower.

       Delinquency information herein gives effect to all mortgage loans originated by the Company which are either retained in the Company's portfolio or which have been sold to third parties servicing retained. At June 30, 1996, the Company held real estate owned reflecting one foreclosed mortgage loan totaling $42,000. As of June 30, 1996, seven borrowers have filed for protection under the federal bankruptcy laws, representing $185,000, or approximately 1.8% of the principal amount of the Company's servicing portfolio at June 30, 1996, and have not made their mortgage payments as scheduled. However, 29 other borrowers who have filed for such protection, representing $851,000, or 8.3% of the servicing portfolio balance at June 30, 1996, are nevertheless making payments on a scheduled basis.

        The following is a table setting forth certain information with respect to the aggregate delinquency rates for loans in the Company's loan portfolio and serviced loan portfolio:


                                                                  Fiscal Year
                                                                 Ended June 30,
                                                  -------------------------------------------

                                                      1996            1995            1994
                                                  -------------------------------------------
Number of loans                                          296             329             401
Amount of loans                                  $10,192,000      $9,969,000     $11,607,000

Delinquency period (1) (3):
   30-59 days                                           3.50%           4.38%          10.40%
   60-89 days                                           2.13%           2.30%           1.71%
   90-119 days                                          0.83%           1.40%           0.82%
   120 days and over                                    5.59%           5.00%           3.74%

Foreclosed properties (2)                                .04%            .89%           4.15%

Amount of loans owned by the Company              $6,617,000      $3,610,000      $3,029,000

Amount of loans serviced for third parties         3,575,000       6,359,000       8,578,000

(1) The dollar amount of delinquent loans as a percentage of the total "Amount of loans" as of the date indicated.

(2) Foreclosed property as a percentage of loans serviced and foreclosed properties. These amounts reflect foreclosures during the applicable period on mortgage loans originated since 1988.

(3) From time to time, the Company grants payment extensions or revises repayment schedules. The above information does not list as delinquent those payments for which extensions have been granted.

       In Fiscal 1994, 1995, and 1996, the Company experienced defaults which led to the foreclosure of the mortgaged property on 26, 35, and 11 loans, respectively. As a result of such foreclosures, the Company experienced an aggregate net loss on those related mortgage loans of $279,000, $307,000, and $130,000 during Fiscal 1994, 1995, and 1996, respectively.

       In a continuing period of economic decline, the rates of delinquencies, foreclosures and losses on the mortgage loans could be higher than those heretofore experienced in the mortgage lending industry in general. In addition, adverse economic conditions (which may or may not affect real estate property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the mortgage loans and, accordingly, the actual rates of delinquencies, foreclosures and losses with respect to the Company's portfolio of mortgage loans.

SALE OF MORTGAGE LOANS

       As a fundamental part of its business and financing strategy, the Company intends to sell the majority of the loans it originates in the secondary mortgage market rather than holding such mortgage loans for its own account. Initially, the Company intends to sell mortgage loans to companies which will include the loans in their securitization transactions and provide the Company with a residual interest in the loans sold. Eventually, and to the extent that the Company can originate a sufficient volume of loans and obtain sufficient capital or financing facilities (such as warehouse facilities) to enable the Company to hold loans during a quarterly accumulation period, the Company intends to include mortgage loans in pools of mortgage backed securities directly in its own name instead of including its loans in the sales of other companies. The Company's ability to sell mortgage loans in securitization transactions is dependent, among other things, on the Company's ability to meet the requirements of insurance companies that insure the mortgages in the pools and the marketability to potential purchasers of pools consisting of mortgage loans originated and serviced by the Company.

      Prior to Fiscal 1994, the Company sold most of its mortgage loans on a servicing retained basis. During Fiscal 1994 and the 1995, the Company sold on a servicing retained basis, an aggregate principal amount of $5,584,000 and $1,616,000, respectively, of its mortgage loans to banks, life insurance companies, and other entities. In Fiscal 1994 and Fiscal 1995, however, the Company sold a substantial amount of loans on a servicing released basis with no retained interest (known as selling loans "Whole") because of liquidity pressures. During Fiscal 1996, all of the Company's loan sales were made on a servicing released basis. However, a substantial portion of those loans sold after February 1996 were sold with a retained interest, and at a return that was higher than loans sold Whole during the fiscal year prior to March 1996. The Company believes that while the returns on loans sold after February 1996 were higher than returns on loans sold earlier in Fiscal 1996, the returns that could have been realized had the sales been made directly by the Company in its own securitized pools would have been higher.

        The recognition of the gain on selling loans where service is retained by the Company is the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loans less normal servicing costs, which represents the Excess Servicing Spread. The Company recognizes such gain on sale of loans in the fiscal year in which such loans are sold, although cash (representing the Excess Servicing Spread and servicing fees) is received by the Company over the lives of the loans. Concurrently with recognizing such gain on sale, the Company records a corresponding Excess Servicing Asset on its consolidated balance sheet. The Excess Servicing Asset is computed in part based upon, and amortized over, the estimated lives of the loans. Loans sold servicing released may be sold either at par with a retained ownership in a portion of the interest earned on the notes, resulting in an "Interest Only Strip Receivable", or with a cash premium or discount in a Whole loan sale. Gains recorded for sales resulting in an Interest Only Strip Receivable are calculated and recorded in a manner similar to those sales resulting in Excess

Servicing Asset, except the Company does not receive a servicing fee. The Interest Only Strip Receivable is also amortized on the same basis as the Excess Servicing Asset.

       Because the gain recognized in the year of sale on loans sold service retained is equal to the present value of the estimated future cash flows from the Excess Servicing Spread or Interest Only Strip Receivable, the amount of cash actually received over the lives of the loans may exceed the gain previously recognized at the time the loans were sold. In the subsequent years where such cash exceeds the previously recorded gain, the Company recognizes additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Excess Servicing Asset or Interest Only Strip Receivable. If actual prepayments with respect to sold loans occur faster than was projected at the time such loans were sold, the carrying value of the Excess Servicing Asset or Interest Only Strip Receivable may have to be written down through a charge to earnings in the period of adjustment. In the year ended June 30, 1996, actual prepayments exceeded those previously anticipated at the time of the sale of the loans. Accordingly, during the year ended June 30, 1996, the Company wrote off as a charge to earnings $119,000 of the Excess Servicing Asset previously recorded to reflect the actual prepayments incurred.

       Sales of loans on a servicing retained basis have generally been made with certain provisions that require the Company to repurchase, at the request of the investor, any loan that becomes past due by over 90 days. At June 30, 1996, the aggregate balance of loans outstanding subject to such repurchase was $3,369,000, of which $24,000 was past due by over 90 days and subject to repurchase at the option of the investor. The Company also sold loans on a servicing released basis during Fiscal 1996 which contain a "first loss" provision. Essentially, if these loans are ever foreclosed upon by the purchaser and the purchaser should incur a loss upon the sale of the property, then the Company is obligated to reimburse the purchaser for the amount of loss. At June 30, 1996, the Company had sold $19,322,000 of loans under an agreement that contains this provision. Of the $19,322,000 of loans sold in Fiscal 1996 with this provision, no requests have been made by purchasers for reimbursement under the provision. The Company maintains an allowance for credit losses to cover losses both from loans held by the Company for its own portfolio and for loans sold subject to these "first loss" provisions.

       Pursuant to an agreement between the Company and Greenwich Capital Financial Products, Inc. ("Greenwich") entered into in October 1994, the Company agreed to offer to Greenwich all mortgage loans originated or acquired by the Company and Greenwich agreed to purchase all such mortgage loans which meet the conditions set forth in the agreement at their fair market value. The Company has not sold any mortgage loans to Greenwich. Instead, the Company has been selling mortgage loans to Access under the arrangement set forth below.

       The Company has entered into an agreement with Access pursuant to which it has been selling to Access mortgage loans on a servicing-released basis. Pursuant to the agreement, the Company enters into separate commitments pursuant to which it commits to sell to Access a stated amount of mortgage loans during a stated period. Access is not obligated to purchase any mortgage loans from the Company under the agreement. During the period from March 1996 through June 30, 1996, Access purchased approximately $19,322,000 of mortgage loans from the

Company for inclusion in mortgage loan pools serviced by Access. The Company retains the credit risk and the risk of prepayment on mortgage loans sold to Access and receives a premium above the principal amount of the mortgage loans sold in the form of an agreement by Access to pay an amount based on a retained interest in the mortgage loans sold.

       When the Company sells mortgage loans for inclusion in securitizations and is entitled to payments with respect to a retained interest, the documents governing the securitizations will generally require the trustee of the securitization to build over-collateralization levels through retention of cash otherwise payable with respect to the retained interests in the mortgage pool. The Company continues to be subject to the risks of default and foreclosure following the sale of loans through securitizations to the extent distributions with respect to the retained interest are reduced by such losses. In addition, in connection with such sales, the Company may be required either to repurchase or to replace loans which do not conform to the representations and warranties made by the Company in the ordinary course of business with respect thereto.

BRANCH OFFICES

       In order to expand its loan production, the Company intends to continue development of a network of branch offices located primarily in the eastern half of the United States. Until September 1993, the Company originated and serviced loans only to Georgia residents from a single office located in Gainesville, Georgia. Since September 1993, the Company has opened offices in Florida, Indiana, Kentucky, North Carolina, Ohio, South Carolina, and Tennessee. Some of these offices are full processing centers with a state manager and a staff of loan processors. In some states, the Company may have one or more additional satellite offices which normally house a single account representative in an executive suite to focus on loan applications in a particular area within a state. All branch operations are overseen by regional managers. From time to time, the Company has closed unproductive processing or satellite offices, and has opened other offices in a different part of the state or with new staff to maintain production standards. The purpose of a branch office is to originate loan production with final underwriting being approved at the Company's corporate offices. The Company expects that from the time a branch site is selected and such office opens, it will take several months before the branch attains desired loan production levels. The Company incurs expenses in connection with the opening of each branch office, prior to realizing any revenues, which costs are expensed as incurred. The Company has not expanded its branch offices as rapidly as originally anticipated as a result of its need for additional capital. The Company intends to open additional branch offices based upon available capital.

MARKETING

       The Company's marketing department provides training, research, promotional materials, data base management, media and other support for the account executives in the branch offices to enable them to target the mortgage brokerage community at the local level. The officers and employees of the Company also solicit referrals from personal contacts with banks, mortgage lending institutions, credit unions, and real estate firms.

 CUSTOMERS

        The most likely market for loans financed by the Company has been and will continue to be credit-impaired homeowners who are unable to obtain loans from conventional sources. Typical borrowers approved by the Company for loans are individuals who are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The inability of these borrowers to obtain conventional financing makes them willing to pay the higher rates charged by the Company. While the typical borrowers from the Company may not present attractive credit histories, the Company has found and believes that these types of individuals nevertheless demonstrate an ability and desire to preserve their loans in good standing because the loans are secured by first mortgages on their primary residences.


 COMPETITION

       The Company faces intense competition in connection with the origination, purchase, and sale of mortgage loans from numerous providers of financial services. Traditional competitors in the financial services business include independent mortgage companies, credit unions, thrift institutions, credit card issuers and finance companies. Many of these companies are substantially larger and have more capital and other resources than the Company. Competition among lenders can take many forms including convenience in obtaining a loan, customer service, size of loans, interest rates and other types of finance or service charges, duration of loans, the nature of the risks which the lender is willing to assume and the type of security, if any, required by the lender. The Company competes, among other ways, through efficient underwriting and the timely response to applicants.

 GOVERNMENT REGULATION

       The Company's operations are subject to extensive regulation, supervision and licensing by federal, state and local government authorities. Regulated matters include, without limitation, loan origination, credit activities, maximum interest rates and finance and other charges (including state usury laws), disclosure to customers and requirements of the federal "truth-in-lending" laws, the terms of secured transactions, the collection, repossession and claims handling procedures utilized by the Company, multiple qualification and licensing requirements for doing business in various jurisdictions as mortgage lenders and brokers and other trade practices.

       The Company's operations are subject to regulation by state statutes governing loan interest rates and terms (i.e. usury statutes) and federal "truth-in-lending" laws governing disclosure requirements applicable to lenders. The Company has complied in the states in which it operates with state laws regarding the licensing of mortgage lenders and mortgage brokers.

       There can be no assurance that restrictive laws, rules and regulations will not be adopted in the future which could make compliance by the Company more difficult and expensive and which could further limit or restrict the amount of interest and charges assessed under loans originated by the Company or otherwise adversely affect the business and prospects of the Company.

        The Company's loan financing activities are subject to the provisions of Title 1 of the Federal Consumer Credit Protection Act, commonly known as the Truth-In-Lending Act ("TILA") and Regulation Z promulgated pursuant thereto. TILA contains disclosure requirements designed to provide consumers with simple understandable information with respect to the terms and conditions of loans and credit transactions in order to give them the ability to "shop" credit. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including any refinanced mortgage or junior mortgage on a consumer's primary residence. In September 1994, the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Riegle Act") was enacted. Among other things, the Riegle Act makes certain amendments to TILA. The TILA amendments, which became effective in October 1995, generally apply to mortgage loans with (i) total points and fees upon origination in excess of eight percent of the loan amount or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). A substantial majority of the loans originated or purchased by the Company are not Covered Loans.

        The TILA amendments impose additional disclosure requirements on lenders originating Covered Loans and prohibit lenders from originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan. The Company believes that only a small portion of loans it originated are of the type that, unless modified, would be prohibited by the TILA amendments. The Company's underwriting criteria have always taken into consideration the borrower's ability to repay.

        The TILA amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The Company will continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Because the TILA amendments did not become effective until October 1995, the level of prepayment fee revenue was not affected in 1995, but the level of prepayment fee revenue may decline in future years. The TILA amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

        The Company is also required to comply with the Equal Credit Opportunity Act ("ECOA") which prohibits creditors from discriminating against applicants on the basis of race, color, sex, age or marital status. Regulation B promulgated under ECOA restricts creditors from obtaining certain types of information from loan applicants. It also requires certain disclosures by the lender regarding consumer rights and requires lenders to advise applicants who are turned down for credit for the reasons therefore. The Fair Credit Reporting Act requires a lender to provide an individual, whose application for credit was denied as a result of information obtained from a consumer credit agency, with the name and address of the reporting agency.

      In certain circumstances the Company may acquire properties securing loans on foreclosure. There is a risk that hazardous wastes may be found on such properties. In such event, it is possible that the Company could be held liable for clean-up costs under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar state statutes.

EMPLOYEES

      As of June 30, 1996, the Company had 55 employees. The Company considers its relations with its employees to be satisfactory.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements contained in "Item 1. Business" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning the Company's future cash and financing requirements, the Company's ability to originate and/or acquire mortgage loans, the Company's ability to enter into securitization transactions and/or otherwise sell mortgage loans to the third parties and the returns therefrom and other statements contained herein regarding matters that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: the Company's ability to obtain future financings; the uncertainties relating to the Company's ability to participate in securitizations; and market conditions and other factors relating to the mortgage lending business. Investors are also directed to the other risks discussed herein and in other documents filed by the Company with the Commission.

ITEM 2.  DESCRIPTION OF PROPERTIES.

        The Company's principal executive offices are located at 700 Wachovia Center, Gainesville, Georgia 30501, where it leases approximately 12,650 square feet of space at a monthly rental of $21,000. The lease for this office expires October 1999. The Company also leases office space in each state that it maintains a branch office. The branch offices range from offices rented in an executive office suite of approximately 120 square feet to 3,000 square feet with monthly rents ranging from $150 to $4,000 per office. The Company anticipates that most of the additional branch offices it plans to open in the next 12 months will average less than 500 square feet. The Company believes that its corporate facilities are adequate for the Company's present and anticipated needs for at least the next 12 months.

 ITEM 3.  LEGAL PROCEEDINGS.

        As of the date hereof, the Company is not a party to any material legal proceedings. The Company from time to time commences foreclosure proceedings against borrowers who have defaulted on their loans.


 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

        None.

                                    PART II


 ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock has traded in the over-the-counter market on NASDAQ under the symbol LEND since June 6, 1991. The following table sets forth the high and low bid prices for the Common Stock as reported by the National Association of Security Dealers, Inc. for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                      Common Stock
                                                      ------------
                                                High                 Low
                                                ----                 ---

  Fiscal 1994
  Quarter ended September 30, 1993             $10.00              $ 7.13
  Quarter ended December 31, 1993                7.75                6.25
  Quarter ended March 31, 1994                   8.25                5.50
  Quarter ended June 30, 1994                    7.63                5.00

  Fiscal 1995
  Quarter ended September 30, 1994               8.25                6.50
  Quarter ended December 31, 1994                6.00                4.00
  Quarter ended March 31, 1995                   5.13                2.50
  Quarter ended June 30, 1995                    6.00               3.875

  Fiscal 1996
  Quarter ended September 30, 1995               6.50                4.25
  Quarter ended December 31, 1995                7.00                3.00
  Quarter ended March 31, 1996                  4.125               2.375
  Quarter ended June 30, 1996                   3.875               2.125

        As of June 30, 1996, the Company believes that there were in excess of 300 beneficial holders of its Common Stock.

        The Company's Convertible Secured Notes restrict its ability to pay dividends on its Common Stock.

 ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

 CERTAIN ACCOUNTING CONSIDERATIONS

        A portion of the Company's revenue consists of gain on loans sold by the Company servicing retained or with servicing released but retaining an interest in the mortgage loan. The gross gain on servicing retained sales principally represents the present value of the difference between the interest rate paid by the borrower and the interest rate received by the investor who purchased the loans, reduced by a normal loan servicing fee. The corresponding asset established to record this gain is the Excess Servicing Asset. A separate reserve for prepayments is calculated and also concurrently recorded, which reduces the gross gain on sale. The corresponding asset established in connection with the gain on servicing released with retained interest sales is known as an Interest Only Strip Receivable. In this type of sale, prepayment assumptions are included in and effectively reduce the gross gain on sale, so no separate reserve needs to be recorded. In both types of sales, the Company recognizes such gain on sale of loans in the fiscal year in which such loans are sold, although cash is received by the Company over the lives of the loans. Both types of assets are computed in part based upon, and amortized over, the estimated lives of the loans.

        Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Excess Servicing Spread or Interest Only Strip Receivable, the amount of cash actually received over the lives of the loans may exceed the gain previously recognized at the time the loans were sold. In subsequent years where such cash exceeds the previously recorded gain, the Company recognizes additional income and fees to the extent actual cash flows from such loans exceed the amortization of either type of asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Excess Servicing Asset or Interest Only Strip Receivable would be reduced through a charge to earnings in the period of adjustment. In Fiscal 1995 and 1996, actual prepayments did exceed those previously anticipated at the time of the sale of loans. Accordingly, during Fiscal 1996, the Company wrote off a portion of the value of the Excess Servicing Asset previously recorded to reflect the actual prepayments incurred and the estimated net realizable value. This write-off was $119,000 in Fiscal 1996 and $428,000 in Fiscal 1995.

        In addition, provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered by the Company to be adequate to absorb possible losses of principal and interest in the existing portfolio, based upon calculations of the collectibility of loans receivable and prior credit loss experience. The Company charges loans receivable against the allowance for credit losses when it believes, based upon a loan-by-loan review, that the collectibility of principal is unlikely. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented as the outstanding principal balance of the respective loans less the value of the collateral obtained, which value is based upon the Company's current review of the appraisal. While the Company uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based upon a number of factors including changes in economic conditions.



 RESULTS OF OPERATIONS

      The loss of $4,113,000 during Fiscal 1996, while 14% less than the loss in Fiscal 1995, continues to reflect the Company's investment in a geographically diverse loan production operation, while being unable to originate and sell a sufficient volume of loans either through its own securitizations or by sales to third parties which would include the Company's mortgage loans in their own securitizations, due to lack of capital for most of the fiscal year. In August 1996, the Company completed a $9,000,000 convertible debt offering, $6,200,000 of which was received in June 1996, resulting in net proceeds to the Company of approximately $8,000,000. The proceeds of this financing were received too late in the fiscal year to materially affect the Company's results of operations during Fiscal 1996.

      While the Company received proceeds from the sale of convertible mortgage participations and the issuance of the Preferred Stock from June through October of 1995, the proceeds from these offerings were required to fund operating losses and were sufficient to enable the Company to continue to maintain minimal loan production levels, but not expand its operations. Prior to the receipt of proceeds from the convertible debt offering, Management believes its loan volume had been restricted due to capital constraints limiting the ability of the Company to fund and hold mortgage loans. The proceeds received from the convertible debt offering have permitted the Company to begin an expansion effort, both in terms of seeking new office locations and in hiring highly qualified loan production personnel.

      Despite the lack of capital that restricted loan originations during Fiscal 1996 and did not permit a significant expansion of operations, the Company was able to increase annual originations to $37,035,000 originated in Fiscal 1996 compared to $29,542,000 in Fiscal 1995, an increase of 25%, while maintaining personnel costs fairly constant during the same period. In addition, the Company was able to improve margins on loans sold during Fiscal 1996 after February 1996 as compared to loans sold prior to March 1996 by negotiating a new agreement pursuant to which it sold mortgage loans servicing released with a retained interest in the loans to a company which includes such loans in their securitizations. While Management believes the gains on loan sales are not as high as could have been earned if the Company did its own securitizations, this arrangement represents an improvement over the margins received during the first nine months of the year when all loans were sold "whole" on a servicing released basis with no residual interest.

 YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

        The Company's net loss was $4,115,000 in Fiscal 1996 as compared to $4,791,000 in Fiscal 1995, representing an improvement in operating results of 14%. This decrease in net loss reflects the Company's increase in loan production even with limited capital, coupled with maintaining operating costs relatively constant. Originations were increased approximately 25% while personnel costs increased only 0.8%. This improvement was not sufficient, however, to offset the costs of maintaining the Company's loan production and support operations and the costs of raising capital. During Fiscal 1996 the Company did not make severe reductions in its infrastructure during the period its limited capital adversely impacted its loan originations and revenues to avoid the long term negative impact that such a staff reduction would have had on the Company's ability to originate loans once it received proceeds from financings.

        Mortgage interest rates on loans originated by the Company declined during Fiscal 1996 in part as the Company's product mix was weighted more towards higher credit (and thus lower interest rate) loans than in Fiscal 1995, resulting in a reduced average coupon on loans originated during the period.

        Finance income and fees for Fiscal 1996 increased by $73,000 to $640,000 from Fiscal 1995 primarily as a result of an increase in the Company's average loan portfolio. The increase in the average size of the Company's loan portfolio balance was a result of the expanded loan volume in Fiscal 1996. The average interest rate yield on mortgage loans originated in Fiscal 1996 declined by 1.45% to 11.53% compared to an average of 12.98% in Fiscal 1995, a 11.2% decline. This decline was primarily a result of the Company originating higher credit grade loans in Fiscal 1996 than in Fiscal 1995.

        Gains on sales of mortgage loans increased to $1,578,000 for Fiscal 1996 from $984,000 during Fiscal 1995 due to the increased volume of loan sales and the higher margins received on sales made after February 1996 to a major loan securitizer. The charge to gain on sales of loans was $119,000 and $428,000 for Fiscal 1996 and 1995, respectively, as a result of prepayments in excess of the amount reserved for such prepayments. This charge reduces both the Excess Servicing Asset and gain on sale of loans, and the gain on sale figures above reflect a reduction for such charge. Gains in Fiscal 1995 represent sales of loans primarily sold "whole" on a servicing released basis, which tend to have lower margins than loans sold with servicing retained or with a residual interest. During Fiscal 1996, the Company sold no loans on a servicing retained basis as compared with $1,616,000 in Fiscal 1995, and sold $32,827,000 on a servicing released basis in Fiscal 1996 as compared to $26,100,000 in Fiscal 1995. Although loans sold servicing retained have historically generated a higher margin for the Company than loans sold servicing released, $19,322,000 of the loans sold servicing released in Fiscal 1996 were sold with a residual interest being retained by the Company. Such sales permitted the Company to record gains on those sales in a similar manner to loans that had been sold historically with servicing retained. While the margin on the residual interest sales is lower than the margin on servicing retained sales prior to Fiscal 1995, the residual interest margin is significantly higher than the margin on whole loan sales. Additionally, the arrangement for selling loans with a residual interest permits the Company to sell a significantly greater volume of loans than could have been sold under the old servicing retained arrangements. The sale of loans servicing released but with a residual interest did not begin until March 1996; therefore, the improvement in margins from the sale of mortgage loans primaril y resulted during the third and fourth quarters of the year.

       Salaries and employee benefits increased 0.8% to $2,734,000 in Fiscal 1996 from $2,712,000 in Fiscal 1995, reflecting the Company's plan to curtail its expansion efforts and limit compensation increases until access to adequate capital could be obtained.

       Provision for credit losses was $185,000 in Fiscal 1996 as compared to a $535,000 provision in Fiscal 1995. The reduction in provision is the result of an analysis that demonstrates that nearly all of the credit losses experienced in Fiscal 1996 and Fiscal 1995 related to loans originated prior to October 1994 at which point in time the Company began instituting a more stringent underwriting guideline. As the number of loans in the pre-October 1994 category has decreased due to sales and pay-offs, so has the corresponding provision for this category of loans.

       Other operating expenses increased by $132,000 to $1,961,000 in Fiscal 1996 from $1,828,000 in Fiscal 1995. Of the $132,000 increase, $128,000 is attributed to an increase in office space rental. Escalations in the rent for the Company headquarters in Georgia, combined with one-time payments for closing office space in Tennessee and North Carolina, accounted for the increase. There were no other significant increases in other operating expenses.



 YEAR ENDED JUNE 30, 1995 COMPARED TO YEAR ENDED JUNE 30, 1994

       The loss from operations for Fiscal 1995 reflects the investment made by the Company in geographic expansion and corporate infrastructure. During Fiscal 1995, lending operations were expanded with additional offices being opened in Florida and Indiana, and second offices were opened in Georgia and Tennessee. The Company also closed its office in North Carolina and one of the Tennessee offices late in Fiscal 1995.

       Mortgage interest rates on loans originated by the Company declined during Fiscal 1995 in part as the Company tightened its lending criteria, resulting in a reduced average coupon on loans originated during the period. The decrease in market interest rates also resulted in prepayments on loans previously made in excess of those predicted.

       Finance income and fees for Fiscal 1995 increased by $136,000 to $567,000 from Fiscal 1994 as a result of an increase in the Company's average loan
 portfolio and a Fiscal 1994  write off of uncollectible interest.   The
 increase in the average size of the Company's loan portfolio balance was a result of the expanded loan volume in Fiscal 1995. Mortgage interest rate declines on loans originated by the Company resulted in a significant number of higher rate loans being prepaid and replaced in the portfolio with lower rate loans. The average interest rate yield on mortgage loans originated in Fiscal 1995 declined by 1.95% to 12.98% compared to an average of 14.93% in Fiscal 1994, a 13.1% decline.

        Gains on sales of mortgage loans increased to $984,000 for Fiscal 1995 from $334,000 during Fiscal 1994 primarily due to the increased volume of whole loan sales. The charge to gain on sales of loans was $428,000 and $269,000 for Fiscal 1995 and 1994, respectively, as a result of prepayments. As a further result of the higher than previously expected prepayment rate, the Company increased the amount of reserve recorded at the time of sale on loans. This further reduced the Fiscal 1995 gain on sale when compared with Fiscal 1994. Gains in Fiscal 1995 represent sales of loans primarily on loans sold on a service released basis which are sold at lower rates than loans sold with service retained. During Fiscal 1995, the Company sold $1,616,000 on a servicing retained basis as compared with $5,584,000 in Fiscal 1994, and sold $26,100,000 on a servicing released basis in Fiscal 1995 as compared to $7,556,000 in Fiscal 1994. The increase in servicing released sales was primarily a result of capital constraints. Such capital constraints necessitated quick resale on loans to generate cash for future loan fundings.

        Salaries and employee benefits increased to $2,712,000 in Fiscal 1995 from $1,350,000 in Fiscal 1994, reflecting the addition of staff for geographic expansion and certain additions to corporate staff to help manage the growth of the Company.

        Provision for credit losses was $535,000 in Fiscal 1995 as compared to a $360,000 provision in Fiscal 1994. The credit losses experienced in Fiscal 1995 related to loans originated prior to October 1994 when the Company began instituting more stringent underwriting guidelines.

        Other operating expenses increased by $513,000 to $1,828,000 in Fiscal 1995 from $1,316,000 in Fiscal 1994, primarily due to costs associated with the
 geographic expansion.   Office rent and telephone expenditures, primarily
 resulting from the Company's increased loan volumes and geographic expansion, increased by $240,000 and $181,000, respectively, in Fiscal 1995. Other office and miscellaneous operating expenses accounted for the remainder of the increase in the other operating expenses.

 YEAR ENDED JUNE 30, 1994 COMPARED TO YEAR ENDED JUNE 30, 1993

        Operations for Fiscal 1994 reflect the investment made by the Company in geographic expansion and corporate infrastructure. Prior to September 1993, the Company had lending operations solely in Georgia. During Fiscal 1994, lending operations began in South Carolina and North Carolina and staff was hired and start-up expenses incurred in both Tennessee and Ohio. Additionally, corporate staff was increased to support the new geographically dispersed operations.

        Mortgage interest rates on loans originated by the Company declined significantly during Fiscal 1994 and at a faster rate than the rate the Company paid to investors that purchased mortgages, which resulted in a narrowing of Excess Servicing Spread by 1.25% as compared with Fiscal 1993, a reduction of 33.2%. In the second half of Fiscal 1994, the Company changed the focus for its lending criteria, resulting in improved loan quality and a reduced average coupon on loans originated during the period. The decrease in market interest rates also resulted in prepayments in excess of those previously predicted.

       Finance income and fees for Fiscal 1994 decreased by $554,000 to $431,000 from the year ended June 30, 1993 ("Fiscal 1993") due to a decline in the size and yield rates of the Company's average loan portfolio and an $84,000 adjustment for uncollectible interest. The decline in the average size of the Company's loan portfolio balance was a result of more frequent loan sales in Fiscal 1994 and a higher beginning portfolio balance in Fiscal 1993. During Fiscal 1994 mortgage interest rates declined to the lowest levels in over a decade which resulted in a significant number of higher rate loans being prepaid and replaced in the portfolio with lower rate loans. The average interest rate yield on mortgage loans originated in Fiscal 1994 declined by 2.4% to 14.93% in Fiscal 1994 compared to an average of 17.33% in Fiscal 1993, a 13.8% decline.

       Gains on sales of mortgage loans decreased to $334,000 for Fiscal 1994 from $555,000 during Fiscal 1993, primarily due to the write down of Excess Servicing Asset as a result of higher than expected prepayments and reduced Excess Servicing Spread as a result of interest rate fluctuations and improvement in the quality of the loans originated. The charge to gain on sales of loans was $269,000 and $62,000 for Fiscal 1994 and 1993, respectively, as a result of additions to prepayment reserves generally as a result of certain competitors targeting the high interest rate loans serviced by the Company and refinancing such loans at lower interest rates. As a further result of the higher than previously expected prepayment rate, the Company increased the amount of reserve recorded at the time of sale on loans. This further reduced the Fiscal 1994 gain on sale when compared with Fiscal 1993. Gains on sales of loans primarily result from loans sold on a service retained basis. During Fiscal 1994, the Company sold $5,584,000 on a service retained basis as compared with $6,131,000 in Fiscal 1993. In addition, the Company sold $7,556,000 on a service released basis in Fiscal 1994 as compared to $251,000 in Fiscal 1993, primarily as a result of capital constraints.

       Salaries and employee benefits increased to $1,350,000 in Fiscal 1994 from $586,000 in Fiscal 1993 reflecting the addition of staff for geographic expansion and certain key additions to corporate staff to help manage the growth of the Company.

       Other operating expenses increased by $664,000 to $1,316,000 in Fiscal 1994 from $652,000 in Fiscal 1993 primarily due to costs associated with the sale of mortgage loan pools and the geographic expansion. Advertising, office rent, and telephone expenditures, primarily resulting from the Company's recent geographic expansion, increased $58,000, $84,000 and $71,000, respectively, for the period and other office and miscellaneous operating expenses accounted for the remainder of the increase.

LIQUIDITY AND CAPITAL RESOURCES

       By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. Additionally, even if the Company is generating net income, a substantial portion of its revenues will consist of gain on sale of loans wherein cash is not received at the time of sale, but over the life of the mortgage loans. The Company does not expect to generate a positive cash flow for some time, and therefore has required and expects to continue to require additional financing to fund additional geographical expansion, to support its infrastructure until such time as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. During Fiscal 1996, the Company had losses of $4,113,000, which were funded primarily out of the proceeds of the preferred stock offering completed in October 1995 described below. Capital restraints have restricted the Company's ability to increase the volume of mortgage loans it originates, and have negatively impacted its ability to hold such loans until a sale could be arranged for on more favorable terms. This has resulted in the Company selling many loans "whole" on a servicing released basis without a retained interest. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans the Company originates and purchases into secondary markets, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (discussed below), (5) other borrowings (discussed below), and (6) the conversion of the Excess Servicing Asset into cash over the lives of the loans in the servicing portfolio.

       In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes at September 30, 1995. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 8% Notes described below) and the remaining $2,300,000 of 8% Notes was exchanged for loans under a secured warehouse lending facility more fully described below.

       In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. The borrowings bear an interest rate of 10% per annum, payable monthly, and are secured by the underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans can be used to originate new mortgage loans in which the lenders will have participations. The participations granted to the lenders must be repaid on June 16, 1997. In October 1995, $2,500,000 of the borrowings were converted by the lenders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock and warrants to purchase common stock..

       In January 1996, the Company obtained a $1,050,000 term loan at a 10% interest rate secured by certain mortgage loans of the Company. The loan was scheduled to mature in February 1997, and had an outstanding $925,000 principal balance at June 30, 1996. This loan was repaid in August 1996. In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above.

       In June 1996, the Company sold $6,200,000 of a $9,000,000 10%
 Convertible Secured Note offering (the "10% Notes"). The Company subsequently sold $2,800,000 of the 10% Notes in July and August 1996, which, together with the net proceeds from sales completed prior to June 30, 1996, resulted in net proceeds of approximately $8,000,000. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into Common Stock.

       In the future the Company will require additional short-term credit facilities. The Company had a warehouse line of credit which expired in June 1995. The Company expects to seek a replacement warehouse line of credit in the near future. Pursuant to an agreement with Greenwich dated February 1, 1995, Greenwich provided the Company with a discretionary repurchase line of credit, or "repo line", under which the Company sold mortgage loans on a service retained basis to Greenwich at up to 95% of the principal amount of the loan. During Fiscal 1996, Greenwich from time to time advanced an aggregate of $7,608,000 to the Company with respect to $8,453,000 principal amount of mortgage loans sold to Greenwich. The maximum amount outstanding under the repurchase line of credit at any one time has been $7,608,000. The Company has not utilized the line since March 1996, and the line has since expired.

       From time to time the Company will investigate possible financing sources which would enable it to continue expanding operations and/or would provide funds to enable it to expand the volume of mortgage loans it originates. Additionally, the Company continues to pursue opportunities to improve the gain on sale of the loans originated and/or the terms under which its loans can be sold. The Company believes that while it has sufficient financing to continue to access the securitization market through third parties, it will require additional financing to provide sufficient capital to enable it to hold loans for a period of time that would be required under its long-term strategy to directly access the securitization markets.

 FLUCTUATIONS IN INTEREST RATES AND OTHER FACTORS

       Although the Company's customers are generally not interest rate sensitive in determining to utilize the mortgage loan programs offered by the Company, the primary assets and liabilities of the Company are interest rate sensitive. Profitability is directly affected by the level of and fluctuations in interest rates and is dependent upon the Company's ability to earn a spread between the earnings on its assets and the costs of its liabilities. Additionally, the value and potential maturity of the Company's assets and the cost and duration of its liabilities are affected by changes in interest rates. While the Company monitors the interest rate environment, there can be no assurance that the profitability and/or liquidity of the Company would not be adversely affected during any period of unexpected volatility in the interest rate environment. A significant reduction in interest rates also could decrease the size of the loan servicing portfolio by increasing the level of loan prepayments.

       The collateral for the mortgage loans originated and owned by the Company are secured by residential real estate. An overall decline in the residential real estate market or the condition of particular properties, together with other related factors, could adversely affect the values of the properties securing the Company's mortgage loans. Therefore, in a continuing period of economic decline, the rates of delinquencies, foreclosures and losses on mortgage loans could be higher than those heretofore experienced by the Company and in the mortgage lending industry in general. In addition, adverse economic conditions (which may or may not affect real property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on mortgage loans.


 ITEM 7.  FINANCIAL STATEMENTS.

       The following consolidated financial statements of Credit Depot Corporation are included in Item 7: (See page F-1)

       Consolidated balance sheets - June 30, 1996 and 1995.
       Consolidated statements of operations - Year ended June 30, 1996, 1995 and 1994.
       Consolidated statements of stockholders' equity - Year ended June 30, 1996, 1995 and 1994.
       Consolidated statements of cash flows - Year ended June 30, 1996, 1995 and 1994.
       Notes to consolidated financial statements - June 30, 1996.

 ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

       None.

                                    PART III

 ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and executive officers of the Company are as follows:

 Name                               Age           Position
 ----                               ---           --------

 Craig J. Brunet                    48            Chairman of the Board

 Gerald F. Sullivan                 55            President, Chief Executive
                                                  Officer and Director

 Charles D. Farrahar                35            Chief Financial Officer and
                                                  Vice President

 John C. Thomas                     43            Treasurer and Vice President

 Samuel R. Dunlap, Jr.              47            Director

 Joel C. Williams, Jr.              53            Director

 Samuel S. Hemingway                44            Director



 Craig J.("C.J.") Brunet was appointed Chairman of the Board in April 1996 and has been a director of the Company since January 1993. In addition, Mr. Brunet is a member of the Board of Intelnet International, a privately held management and integration company; President of the Lewisberg Group, a financial and management consulting firm; and Chairman of the Board of First Pacific Networks, a public company specializing in RF Transport Technology for the CATV, TELCO, and Electric Utility industries. Prior to becoming Chairman of Credit Depot, Mr. Brunet served for three years as CEO and President of First Pacific Networks; Senior Vice President of Entergy Corporation, a multi-state regional electric utility holding company; Director of Strategic Planning for AT&T as well as responsibilities in finance, marketing and personnel over his 15 year career with AT&T; and Chairman of the Electric Power Research Institute Strategic Planning Committee from 1989 to 1991. Mr. Brunet is a Vietnam Veteran, flying 225 combat missions for the U.S. Army as an air observer and twice receiving the Purple Heart. He holds a bachelor of science degree in marketing from the University of Southwestern Louisiana and has received executive education from the Harvard-Kennedy School of Government, Wharton, M.I.T., Stanford, and Aspen Institute.

        GERALD F. SULLIVAN has been the Chief Operating Officer of the Company since May 1991 and a Director, President and Chief Executive Officer since July 1991. From October 1989 to June 1991 he served as President and a Director of Bank Atlanta. From April 1988 through June 1989, he served as President and Director of the Habersham Federal Savings Bank and the Habersham Group, Inc., a bank and investment company located in Atlanta, Georgia. From January 1986 to December 1986, he served as President and a Director of the Graphics Research Corporation, a computer graphics software development company located in Atlanta, Georgia. From June 1984 to January 1986, he served as President and a Director of The System Works, Inc., a software firm in Atlanta, Georgia engaged in the sale of maintenance planning and control software systems. From June 1980 to June 1984, Mr. Sullivan served as Chief Operating Officer and Executive Vice President for Glasrock Products, Inc., a publicly-held company engaged in the medical home care field.

        CHARLES D. FARRAHAR, a certified public accountant, has been Chief Financial Officer and Vice-President since April 1996, and was the Controller since joining the Company in February 1994. Mr. Farrahar was the Chief Accountant of Law Engineering, a national civil engineering firm, from April 1987 to February 1994. Prior to 1987, Mr. Farrahar held various managerial accounting positions in both the public and private accounting sectors.

        JOHN C. THOMAS, JR. has been Treasurer and a Vice President of the Company since April 1996, and was the Chief Financial Officer and a Vice President of the Company from February 1995 to April 1996 and from August 1990 to March 1993. Mr. Thomas was a Director to Tapistron International, Inc., a publicly held manufacturer and textile technology company and was the Chief Financial Officer of Tapistron from August 1991 until rejoining the Company in February 1995. Mr. Thomas was a Director of Golf Training Systems, a publicly held distributor of golf teaching aids, from August 1994 to January 1996. He has also been the Chief Financial Officer of EntreMed, Inc., a publicly-held pharmaceutical research and development company, since August 1991, and Pretty Good Privacy, Inc., a privately held encryption software company, since June 1996. Prior to joining Credit Depot Corporation, Mr. Thomas has held the chief financial officer's position for various start up companies, the following which have become publicly-held entities, including CytRx Corporation, a pharmaceutical research company; Biopool International, Inc. (formerly CytRx-Biopool, Ltd.), a company engaged in the development and sale of diagnostic test kits; and Medicis Pharmaceutical Company, a dermatologic pharmaceutical company.

        SAMUEL R. DUNLAP, JR. has been a Director of the Company since December 1986 and served as a Vice President from October 1990 through June 1993 at which time he became an Executive Advisor. Mr. Dunlap is (i) a Director to First Pacific Networks, Inc., a publicly-held telecommunications company, (ii) an Executive Advisor and a Director of EntreMed, Inc., a privately held pharmaceutical research and development company, (iii) Chairman of Dunlap & Partners Ltd., a financing consulting firm in Atlanta, Georgia, and (iv) is an Executive Advisor and Director of MEDigital, a privately held medical technology company. From June 1993 to November 1995, he served as an advisor to Golf Training Systems, a publicly-held distributor of golf teaching aids, and was a director of this company from August 1994 to December 1995.

 From August 1991 until February 1994, he served as Vice President and a Director of Tapistron International, Inc., a publicly-held manufacturing and textile technology company. From April 1986 until December 1988, he served as Executive Vice President of CytRx Corporation, a publicly-held pharmaceutical company, and as a Director of CytRx from August 1986 until November 1988. From January 1987 until November 1988, Mr. Dunlap was Chairman of the Board of Directors of Biopool International, Inc. (formerly CytRx Biopool Ltd.), a publicly-held company engaged in the sale of diagnostic test kits. From January 1985 to October 1987, Mr. Dunlap was President and a Director of Development Southeast, Inc., which is a management consulting and real estate development firm. Mr. Dunlap has spent more than 10 years in the commercial banking field and was Executive Vice President of Elan Pharmaceutical Research Corp., a publicly-held company, from August 1982 to December 1983 and President and a director of such entity from January 1984 to January 1985.

       JOEL C. WILLIAMS, JR. has been a Director of the Company since August 1990. Since 1978, Mr. Williams has been Vice President-Corporate Affairs of Savannah Foods & Industries, Inc., a publicly-held conglomerate. He served as Assistant to the President of such company from July 1971 until October 1978. From January 1970 until March 1971, Mr. Williams served as Legal Counsel and Legislative Aide to the late Senator Richard B. Russell of Georgia.

       SAMUEL SCOTT HEMINGWAY has been a Director of the Company since October 1990. Mr. Hemingway is, and has been since January 1995, Managing Director of Credit Card Network, an Internet based provider of financial services and co-owner of Ocean PC, a manufacturer of personal computers for marine applications. From April 1992 to December 1994, he served as the President and Chief Executive Officer of Salem Mortgage Services, Inc., a Georgia corporation, involved in the purchase and management of banking assets. From 1982 until April 1992, Mr. Hemingway was Vice President-Corporate Division at Barclays Bank PLC. From 1978 until 1982, Mr. Hemingway was employed by Manufacturers Hanover Trust Company, where he served as Assistant Secretary, Representative and Assistant Vice President of the National Division, and Assistant to the Office of the Chairman. Mr. Hemingway served as a director of CytRx from August 1986 through 1992 and serves as a trustee to Trinity-Pawling School in New York.

       The information relating to compliance with Section 16(a) of the Exchange Act will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1996, and is incorporated herein by reference.


 ITEM 10.  EXECUTIVE COMPENSATION

       The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1996 and is incorporated herein by reference.

 ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1996 and is incorporated herein by reference.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1996 and is incorporated herein by reference.

 ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)    Exhibits

        3.1             Certificate of Incorporation of the Registrant, as amended (1)
        3.2             Certificate of Merger of Equithrift, Inc., a Georgia
                        corporation, with and into the Registrant (1)
        3.3             By-Laws of the Registrant (1)
        3.4             Certificate of Designation of 9% Cumulative Convertible
                        Preferred Stock
        4.1             Indenture dated as of July 27, 1994 between the Company and
                        SouthTrust Bank of Alabama, N.A., as Trustee (2)
        4.2             Form of Purchase Agreement between the Company and the
                        Purchasers dated as of July 27, 1994 (2)
        4.3             First Supplement to Indenture dated February 1, 1995 (9)
        4.4             Second Supplement to Indenture dated March 31, 1995 (9)
        4.5             Registration Rights Agreement between the Company and The
                        Robinson- Humphrey Company, Inc., dated as of July
                        27, 1994 (2)
        4.6             Redeemable Warrant to Purchase Common Stock issued to
                        Robinson-Humphrey dated January 25, 1995 (9)
        4.7             Form of Convertible Mortgage Participation Purchase
                        Agreement (9)
        4.8             Form of Warrant issued to purchasers of Convertible
                        Mortgage Participations (9)
        4.9             Specimen Common Stock certificate (1)
        4.10            Form of Warrant issued to Placement Agent in connection
                        with Preferred Stock Offering
        4.11            Loan Agreement for 10% Convertible Secured Notes due 2001
        4.12            Form of Warrant issued to Placement Agent in connection
                        with 10% Convertible Notes Offering
        10.1            1990 Stock Option Plan (1)
        10.4            Employment Agreement with Gerald F. Sullivan (3)
        10.5            Specimen Loan Documents (1)
        10.6            Agreement by Guarantors (1)
        10.7            Loan and Credit Agreement dated June 16, 1993 between the
                        Company and

                        TransAmerica Consumer Receivable Funding, Inc. (4)
        10.8            Lease for Registrant's facility (4)
        10.9            Lease of Registrant's additional facility space. (9)
        10.10           1993 Stock Option Plan (5)
        10.11           1993 Stock Option Plan, as amended (6)
        10.12           1993 Stock Option Plan, as amended (7)
        10.13           Sales Agreement with Greenwich Capital Financial Products
                        dated October 4, 1994 (8)
        10.14           Repurchase Agreement between Greenwich Capital Financial
                        Products and Registrant dated February 1, 1995. (9)
        10.15           Consulting Agreement with Thieme Consulting (9)
        10.16           Purchase and Sale Agreement with Access Financial Lending
                        Corp.
        10.17           Repricing agreement with Heiko Thieme on certain securities
        10.18           Warehouse Lending Agreement with NewSouth Equities, et.al.
        10.19           Addendum to Warehouse Lending Agreement with NewSouth
                        Equities, et.al.
        10.20           Promissory Note to NewSouth Equities, et. al.
        21.1            List of Subsidiaries
        23.1            Consent of Independent Auditors
        27.0            Financial Data Schedules

 (b)    Reports on Form 8-K.
        No reports on Form 8-K were filed during the last quarter of the fiscal year ended June 30, 1996.
 ---------------------

 (1) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-37416) and are incorporated herein.
 (2) These exhibits were filed as exhibits to the Company's report on Form 8-K, filed with respect to a reported event dated July 27, 1994 and are incorporated herein.
 (3) This report was filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended March 31, 1992 and is incorporated herein.
 (4) These exhibits were filed as exhibits to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1993 and are incorporated herein.
 (5) This exhibit was filed as an exhibit to the Company's proxy statement dated February 22, 1993, filed on February 23, 1993, and is incorporated herein by reference.
 (6) This exhibit was filed as an exhibit to the Company's proxy statement dated December 7, 1993 filed and is incorporated herein by reference.
 (7) This exhibit was filed as an exhibit to the Company's proxy statement dated March 21, 1995 and is incorporated herein by reference.
 (8) This exhibit was filed as an exhibit to the Company's report on Form 8-K, filed with respect to a reported event dated November 18, 1994 and is incorporated herein.
 (9) This agreement was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year endeed June 30, 1995, and is incorporated herein.

                                   SIGNATURES
                                   ----------

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 24th day of September, 1996.

                                                 CREDIT DEPOT CORPORATION


                                                By: /s/ Gerald F. Sullivan
                                                   -----------------------------
                                                   Gerald F. Sullivan, President


       In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

        Signature                                       Title                                         Date
        ---------                                       -----                                         ----

  /s/ Gerald F. Sullivan                        President, Chief Executive                      September 24, 1996
 -----------------------------                  Officer and Director
 Gerald F. Sullivan


  /s/ Craig J. Brunet                           Chairman of the Board                           September 24, 1996
 -----------------------------
 Craig J. Brunet


  /s/ Charles D. Farrahar                       Chief Financial Officer                         September 24, 1996
 -----------------------------                  and Vice President
 Charles D. Farrahar


  /s/ John C. Thomas, Jr.                       Treasurer and Vice President                    September 24, 1996
 -----------------------------
 John C. Thomas


  /s/ Samuel R. Dunlap, Jr.                     Director                                        September 24, 1996
 -----------------------------
 Samuel R. Dunlap, Jr.


  /s/ Joel C. Williams, Jr.                     Director                                        September 24, 1996
 -----------------------------
 Joel C. Williams, Jr.


  /s/ Samuel S. Hemingway                       Director                                        September 24, 1996
 -----------------------------
 Samuel S. Hemingway

                          Audited Financial Statements

                            Credit Depot Corporation

                    Years ended June 30, 1996, 1995 and 1994
                      with Report of Independent Auditors

                            Credit Depot Corporation

                          Audited Financial Statements


                    Years ended June 30, 1996, 1995 and 1994




                                    CONTENTS


Report of Independent Auditors................................... 1

Audited Financial Statements

Consolidated Balance Sheets ..................................... 2
Consolidated Statements of Operations ........................... 3
Consolidated Statements of Stockholders' Equity ................. 4
Consolidated Statements of Cash Flows ........................... 5
Notes to Consolidated Financial Statements ...................... 6

                         Report of Independent Auditors

The Board of Directors and Stockholders
Credit Depot Corporation

We have audited the accompanying consolidated balance sheets of Credit Depot Corporation and subsidiaries (the "Company") as of June 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1996.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Depot Corporation and subsidiaries at June 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.


                                                Ernst & Young LLP

Atlanta, Georgia
August 9, 1996, except for
 Note 12, as to which the date
 is September 25, 1996.

                            Credit Depot Corporation

                          Consolidated Balance Sheets


                                                              JUNE 30
                                                         1996           1995
                                                     ---------------------------

ASSETS
Loans receivable (Notes 2 and 4):
 Consumer, collateralized by real estate             $  6,958,903   $ 3,609,713
 Deferred fee income                                            -        (8,672)
 Allowance for credit losses                             (250,260)     (184,794)
                                                     --------------------------
Net loans receivable                                    6,708,640     3,416,247

Cash                                                    1,707,320     1,758,440
Property and equipment (Note 2)                           493,560       603,827
Real estate held for sale                                  42,397        88,537
Other assets:
  Receivable due from related parties                     222,209       199,694
  Prepaid expenses and other assets                       345,064       306,450
  Excess servicing asset (Note 5)                         193,038       411,902
  Interest-only strips receivable  (Note 5)             1,317,075             -
  Accrued interest receivable                             113,577       118,609
  Deferred financing costs                                957,158       723,234
                                                     --------------------------
Total assets                                         $ 12,100,041   $ 7,626,940
                                                     ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible notes (Note 7)                           $  8,500,000   $ 5,550,000
Other borrowings (Note 7)                               1,925,000     1,300,000
Accounts payable                                           54,393       109,756
Accrued liabilities                                       329,322       443,530
Dividends payable                                         144,000             -
                                                     --------------------------
Total liabilities                                      10,952,715     7,403,286

Commitments (Note 9)
Stockholders' equity (Notes 3 and 11):
  Preferred stock, $.001 par value; 2,000,000 shares
    authorized, 320,000 shares issued                         320             -
  Common stock, $.001 par value; 15,000,000 shares
    authorized, 3,378,761 shares issued and
    outstanding at June 30, 1996 and 1995                   3,379         3,379
  Additional paid-in capital                           13,242,231     7,788,382
  Accumulated deficit                                 (12,098,604)   (7,568,107)
                                                     --------------------------
Total stockholders' equity                              1,147,326       223,654
                                                     --------------------------
Total liabilities and stockholders' equity           $ 12,100,041   $ 7,626,940
                                                     ==========================

See accompanying notes.

                            Credit Depot Corporation

                     Consolidated Statements of Operations



                                                    YEAR ENDED JUNE 30
                                            1996              1995           1994
                                        ------------------------------------------
Revenues:
  Finance income and fees earned        $   640,390   $   566,648       $  430,698
  Gain on sale of receivables             1,578,088       898,546          333,871
  Other                                      60,421       113,148          105,391
                                        ------------------------------------------
                                          2,278,899     1,578,342          869,960
Expenses:
  Salaries and employee benefits          2,733,814     2,711,812        1,350,430
  Legal and professional fees               288,012       347,041          164,966
  Other operating expenses                1,980,443     1,828,387        1,315,735
  Provision for credit losses (Note 4)      185,000       534,899          359,602
  Interest expense and amortization of
    financing costs                       1,206,450       947,141          215,392
                                        ------------------------------------------
                                          6,393,719     6,369,280        3,406,125
                                        ------------------------------------------
Loss before provision for income taxes   (4,114,820)   (4,790,938)      (2,536,165)
Provision for income taxes (Note 8)               -             -                -
                                        ------------------------------------------
Net loss                                $(4,114,820)  $(4,790,938)    $ (2,536,165)
                                        ==========================================
Net loss per share of common stock
  (Note 2)                              $     (1.34)  $     (1.42)           $(.75)
                                        ==========================================
Weighted average shares outstanding       3,378,761     3,380,386        3,377,053
                                        ==========================================

See accompanying notes.

                            Credit Depot Corporation

                Consolidated Statements of Stockholders' Equity



                              PREFERRED STOCK      COMMON STOCK           ADDITIONAL                           TOTAL
                              ------------------------------------         PAID-IN       ACCUMULATED        STOCKHOLDERS'
                              SHARES    AMOUNT    SHARES    AMOUNT         CAPITAL         DEFICIT             EQUITY
                             ---------------------------------------------------------------------------------------------
Balance at July 1, 1993             -      $  -  2,829,286  $2,829         $ 4,928,552  $   (241,004)         $ 4,690,377
  Conversion of warrants,
    net of expenses (Note 3)        -         -    539,475     540           2,795,902             -            2,796,442
  Exercise of employee stock
    options (Notes 3 and 10)        -         -     10,000      10              63,928             -               63,938
  Net loss                          -         -          -       -                   -    (2,536,165)          (2,536,165)
                             ---------------------------------------------------------------------------------------------
Balance at June 30, 1994            -         -  3,378,761   3,379           7,788,382    (2,777,169)           5,014,592
  Net loss                          -         -          -       -                   -    (4,790,938)          (4,790,938)
                             ---------------------------------------------------------------------------------------------
Balance at June 30, 1995            -         -  3,378,761   3,379           7,788,382    (7,568,107)             223,654
  Issuance of preferred stock 320,000       320          -       -           5,453,849             -            5,454,169
  Dividends declared on
    preferred stock                 -         -          -       -                   -      (415,677)            (415,677)
  Net loss                          -         -          -       -                   -    (4,114,820)          (4,114,820)
                             --------------------------------------------------------------------------------------------
Balance at June 30, 1996      320,000      $320  3,378,761  $3,379         $13,242,231  $(12,098,604)         $ 1,147,326
                             ============================================================================================

See accompanying notes.

                            Credit Depot Corporation

                     Consolidated Statements of Cash Flows


                                                                         YEAR ENDED JUNE 30
                                                                 1996           1995           1994
                                                             -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $ (4,114,820)  $ (4,790,938)  $ (2,536,165)
Adjustments to reconcile net loss to cash used in
  operating activities:
    Provision for credit losses                                   185,000        534,899        359,602
    Depreciation and amortization                                 672,673        401,184        189,178
    Changes in operating assets and liabilities:
      Due from related parties                                    (22,515)      (171,846)       (27,848)
      Prepaid expenses and other                                   12,558        353,429        150,252
      Deferred financing costs                                    191,004       (759,050)             -
      Loans originated                                        (37,035,070)   (29,541,542)   (15,798,310)
      Loans repurchased                                        (1,061,976)    (1,620,140)      (594,116)
      Deferred fee income                                          (8,672)        (9,716)        (4,581)
      Excess servicing asset                                      218,864        618,308       (290,215)
      Interest-only strips receivable                          (1,317,075)             -              -
      Proceeds from loans sold - servicing retained                     -      1,616,359      5,583,892
      Proceeds from loans sold - servicing released            32,827,220     26,064,652      7,555,962
      Principal collections on loans not sold                   1,801,102      2,483,118        765,905
      Accounts payable and accrued liabilities                    (25,571)        11,992        267,722
                                                             ------------------------------------------
Net cash used in operating activities                          (7,677,278)    (4,809,291)    (4,378,722)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (94,933)      (220,294)      (494,156)
Disposal of property and equipment                                 37,599              -              -
                                                             ------------------------------------------

Net cash used in investing activities                             (57,334)      (220,294)      (494,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock issuance                                     -              -      2,860,380
Proceeds from preferred stock issuance                          2,954,169              -              -
Dividends on preferred stock                                     (415,677)             -              -
Proceeds from warehouse line of credit                                  -     25,511,084      8,465,000
Payments on warehouse line of credit                                    -    (26,632,640)    (7,343,444)
Proceeds from issuance of convertible notes                     7,570,000      5,550,000              -
Payment on issuance of convertible notes                       (5,550,000)             -              -
Proceeds from other borrowings                                  3,250,000      1,300,000              -
Payment on other borrowings                                      (125,000)             -              -
                                                             ------------------------------------------
Net cash provided by financing activities                       7,683,492      5,728,444      3,981,938
                                                             ------------------------------------------
Net (decrease) increase in cash                                   (51,120)       698,859       (890,942)
Cash at beginning of period                                     1,758,440      1,059,581      1,950,523
                                                             ------------------------------------------
Cash at end of period                                        $  1,707,320   $  1,758,440   $  1,059,581
                                                             ==========================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                     $    654,877   $    680,556   $     38,297
                                                             ==========================================
Conversion of loans receivable to real estate held for sale  $    491,667   $    969,489   $  1,229,612
                                                             ==========================================

See accompanying notes.

                            Credit Depot Corporation

                   Notes to Consolidated Financial Statements

                                 June 30, 1996


1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

Credit Depot Corporation ("CDC" or the "Company") was organized in August 1990 under the name of NBL Corporation. Concurrent with its formation, NBL was merged with the business of Equithrift, Inc. (the "Predecessor Company") and its name changed to Credit Depot Corporation. CDC expanded operations in the fiscal year ended June 30, 1994 ("Fiscal 1994") into South Carolina, North Carolina, Ohio, and Tennessee through the creation of wholly owned subsidiaries. Prior to Fiscal 1994, the Company operated solely in Georgia. During the year ended June 30, 1996, CDC expanded operations into Missouri, and Kentucky. Reference herein to the "Company" includes CDC and its wholly owned subsidiaries.

CDC is a mortgage finance company which provides residential first mortgage loans through its branch offices generally to individuals in Florida, Georgia, Indiana, Ohio, South Carolina, North Carolina, Kentucky and Tennessee. The Company's borrowers are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The Company is subject to competition from other financial institutions.

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and valuation of excess servicing assets and interest-only strips receivable. In connection with the determination of the allowance for credit losses, management considers independent appraisals previously obtained for all properties while prepayment experience, both Company and industry, is used as the basis for estimating future prepayment rates in valuing the excess servicing assets and interest-only strips receivable. Additionally, the ultimate collectibility of the Company's loans receivable are susceptible to changes in market conditions.

                            Credit Depot Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

Interest income on loans receivable is recognized over the term of the loans using methods which generally result in level rates of return on principal amounts outstanding. Loans receivable are generally placed on nonaccrual status when full payment of principal or interest is in doubt or when contractually delinquent 150 days.

Gain on sale of receivables principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on to the purchaser of the receivables, after considering the effects of estimated prepayments and in the case of loans sold with servicing retained, normal servicing fees. Gains on the sale of loans receivable are recorded on the settlement date generally using the specific identification method. Gains on the sale of a portion of a loan are based on the relative fair market value of the loan portion sold as compared to that portion retained.

Finance income includes servicing fees and interest income on loans retained by the Company. The excess servicing asset and interest-only strips receivable are carried at the lower of amortized cost or net realizable value.

The carrying value of the excess servicing asset is analyzed quarterly by the Company on a dissaggregated basis to determine whether prepayment and default experience has an impact on this carrying value. Expected cash flows of the underlying loans sold are reviewed based upon current economic conditions and are revised as necessary using the original discount rate used in calculating the gain on sale. Losses arising from adverse prepayment and default experience are recognized as a charge to earnings while favorable experience is not recognized until realized.

LOAN RECEIVABLES

All loans receivable are considered to be held for sale and are carried at the lower of aggregate cost or market values. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on loans receivable held for sale at June 30, 1996 and 1995.

                            Credit Depot Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CREDIT LOSSES

Provisions for credit losses are charged to income in amounts sufficient to maintain the allowance at a level considered adequate by management to absorb possible losses of principal and interest in the existing portfolio, based on calculations of the collectibility of loans receivable and prior credit loss experience. Loans receivable are charged against the allowance for credit losses, based on a loan-by-loan review, when management believes that the collectibility of the principal is unlikely. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented by the outstanding principal balance of the respective loans less the value of collateral obtained. The amount of collateral obtained is based on management's credit evaluation pursuant to the Company's lending and underwriting policies.

While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions.

LOAN ORIGINATION FEES AND COSTS

Fees received and direct costs incurred for the origination of loans receivable are deferred. These deferred amounts are recognized in income at the time that loans are sold (in proportion to amount sold) or repaid in full.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Loans receivable are recorded on the balance sheet at an amount that approximates fair market value. The excess servicing asset and interest-only strips receivable are periodically evaluated for impairment and, as such, are recorded at values that approximate fair market value. The carrying value of fixed rate debt is a reasonable estimate of fair value due to the relatively stable rate environment during the fiscal year and the time period in which the debt was originated.

                            Credit Depot Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of furniture and equipment (five years) or the term of the related lease.

Property and equipment are as follows:


                                                                    JUNE 30
                                                                1996      1995
                                                              ------------------
          Furniture and equipment                             $854,390  $773,581
          Vehicles                                                   -    24,777
          Leasehold improvements                                63,495    78,196
                                                              ------------------
                                                               917,885   876,554

          Less accumulated depreciation and                    424,325   272,727
            amortization                                      ------------------
                                                              $493,560  $603,827
                                                              ==================

INCOME TAXES

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LOSS PER SHARE

Loss per share amounts for all periods presented have been computed using the weighted average number of common and, when dilutive, common equivalent shares (stock options and warrants) outstanding.

                            Credit Depot Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain reclassifications of prior years' amounts have been made to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 1995, the Financial Accounting Standards Board issued FASB Statement No. 122, "Accounting for Mortgage Servicing Rights, an Amendment of FASB Statement No. 65." Under this new standard, companies that originate mortgage loans will be required to capitalized the cost of mortgage servicing rights separate from the cost of originating the loan when a definitive plan to see or securitize those loans and retain the mortgage servicing rights exists. The statement is required to be applied prospectively in fiscal years beginning after December 15, 1995.

In June 1996, the Financial Accounting Standards Board issued FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new standard will require application of a financial components approach that focuses on control and recognition of financial assets and liabilities upon execution of a transfer of such instruments. The statement is required to be applied prospectively to transactions occurring after December 31, 1996 and supersedes FASB Statement No. 122.

                            Credit Depot Corporation

3. COMMON STOCK TRANSACTIONS

In June 1993, the market price of the Company's Common Stock attained the market price required to permit the Company to redeem the warrants issued as part of the initial public offering units at $.01. The warrant holders had the option of receiving $.01 per warrant or exercising the warrant to purchase common stock at $5.50 per share. Warrant holders converted 259,225 warrants at the $5.50 exercise price prior to June 30, 1993, net of expenses of approximately $145,000. In the first quarter of 1994, 539,475 additional warrants were exercised at the $5.50 option price, net of expenses of approximately $119,000. The remaining 6,300 warrants were redeemed by the Company.

The underwriter of the April 19, 1991 initial public offering received in connection with the offering a warrant which contains certain anti-dilution and repricing covenants that may be triggered by the issuance of any new equity, options, or warrants by the Company. At June 30, 1996, this warrant provides for the underwriter to acquire up to 492,800 shares of the Company's Common Stock at an exercise price of $2.50 per share.

In December 1993, a director of the Company exercised an option to purchase 10,000 shares of common stock at $5.50 per share resulting in $55,000 of proceeds to the Company.

As partial consideration for successfully obtaining the $6,000,000 warehouse line of credit (see Note 6), the Company granted warrants to purchase 200,000 shares of common stock exercisable through June 16, 1998 at $9.00 per share to certain intermediaries.

As partial consideration related to obtaining a $3,000,000 financing arrangement discussed in Note 7, the Company granted warrants to purchase 229,168 common shares exercisable through June 16, 1999 at $2.50 per share.

As partial consideration for successfully obtaining $5,550,000 in convertible notes (see Note 7), the Company granted warrants to purchase 92,500 shares of common stock exercisable through January 25, 2000 at $7.25 per share to an investment banker.

                            Credit Depot Corporation

3. COMMON STOCK TRANSACTIONS (CONTINUED)

As partial consideration for successfully obtaining $6,400,000 in convertible preferred stock (see Note 7), the Company granted warrants to purchase 825,000 shares of common stock exercisable through September 14, 1999 at $4.00 per share. Each share of preferred stock is convertible, at any time at the option of the holder, into shares of common stock at a conversion price per share equivalent to $4.00 of liquidation preference.

4. LOANS RECEIVABLE

Prior to June 30, 1994, sales of loans were generally made with the provision that the Company would repurchase at the request of the investor any loan that becomes past due by over 90 days or in accordance with those circumstances which may occur from time to time as outlined in the respective sale agreements. Investors may not request or demand repurchase without cause as defined in the respective sale agreement. At June 30, 1996, the aggregate balance of loans originated by the Company subject to repurchase was approximately $22,690,000, of which none was past due over 90 days and subject to repurchase at the option of the investor. The balance subject to repurchase included in the Company's servicing portfolio is $3,369,000. The remaining balance of $19,321,000 in loans subject to repurchase was sold servicing released with an interest-only strip retained on the loans. At June 30, 1996 the Company's servicing portfolio totaled approximately $10,192,000 including approximately $6,617,000 of Company-owned loans receivable.

It is the Company's experience that a substantial portion of the Company's loan portfolio generally is sold, repaid or foreclosed upon before contractual maturity dates. Additionally, the Company may extend the maturity of a loan receivable for past due payments.

At June 30, 1996, there were loans receivable with an aggregate principal balance of approximately $187,000 for which the accrual of interest had been suspended. Borrowers with loans totaling approximately $851,000 were paying under a court-approved bankruptcy plan at June 30, 1996. Of this amount, 7 borrowers representing $185,000 aggregate principal balance were delinquent per the terms of the bankruptcy plan.

                            Credit Depot Corporation

4. LOANS RECEIVABLE (CONTINUED)

Changes in the allowance for credit losses were as follows:


            Balance as of June 30, 1993                $  94,320
             Provision for credit losses                 359,602
             Charge-offs                                (345,213)
             Recoveries                                   12,302
                                                       ---------
            Balance as of June 30, 1994                  121,011
             Provision for credit losses                 534,899
             Charge-offs                                (473,270)
             Recoveries                                    2,154
                                                       ---------
            Balance as of June 30, 1995                  184,794
             Provision for credit losses                 185,000
             Charge-offs                                (171,584)
             Recoveries                                   52,050
                                                       ---------
            Balance as of June 30, 1996                $ 250,260
                                                       =========

The allowance for credit losses includes a provision for credit losses that may be incurred as a result of the obligation to repurchase certain loans sold. This servicing reserve is included in the allowance for credit losses since it has been the Company's practice to repurchase loans sold to investors under continuing servicing agreements prior to foreclosure. The resulting gain or loss on the foreclosed property is recognized on the books of the Company.

5. EXCESS SERVICING ASSET AND INTEREST-ONLY STRIPS RECEIVABLE

The excess servicing asset represents the unamortized balance of the present value of the interest rate differential between the rate charged to the borrower and the rate earned by the third party for the portion of the loan or pool of loans sold after taking into consideration the Company's estimate for any early prepayments and ongoing servicing costs resulting from the sale of loans with servicing rights retained. This amount is amortized over the estimated lives of the underlying receivables sold. The discount rates used to capitalize excess servicing were approximately 11.2% and 12.5%, for each of the years ended June 30, 1995, and 1994, respectively. The carrying value of the excess servicing asset at June 30, 1996, 1995, and 1994 approximates fair value.

                            Credit Depot Corporation

5. EXCESS SERVICING ASSET AND INTEREST-ONLY STRIPS RECEIVABLE (CONTINUED)

The interest-only strips receivable represents the unamortized balance of the present value of the interest rate differential between the rate charged to the borrower and the contractual rate paid by the Company to the investor for the pool of loans after taking into consideration the Company's estimate for any early prepayments and bad debt expense resulting from the sale of loans servicing released. This amount is amortized in relation to the related cash flows over the estimated lives of the underlying receivables sold. The discount rate to capitalize excess interest approximated market rates at June 30, 1996. The carrying value of the interest-only strips receivable at year-end approximates fair value.

The activity in the excess servicing asset is summarized as follows:


                                                     YEAR ENDED JUNE 30
                                                1996        1995        1994
                                             -----------------------------------
Balance, beginning of year                   $ 411,902   $1,030,210  $  739,995
Additions from sales of loans receivable                    257,321     820,445
Unscheduled amortization                      (118,765)    (605,118)   (269,458)
Scheduled amortization                        (100,099)    (270,511)   (260,772)
                                             ----------------------------------
Balance, end of year                         $ 193,038    $ 411,902  $1,030,210
                                             ==================================

In fiscal 1996 and 1995, the Company recognized approximately $119,000 ($.04 per share) and $605,000 ($.18 per share), respectively, in expenses related to the write down of the excess servicing asset resulting from unanticipated prepayments. These prepayments are primarily a result of certain competitors targeting the higher interest rate loans serviced by the Company (and primarily originated subject to underwriting practices prior to fiscal 1994) and refinancing such loans at lower interest rates.

6. MORTGAGE WAREHOUSE LINE-OF-CREDIT

On June 16, 1993, the Company obtained a $6,000,000 mortgage warehouse line-of-credit from Transamerica Business Credit. The Company utilized this line-of-credit for the purpose of financing the origination of single family residential mortgage loans. This line bore interest at prime plus 3% payable monthly and the Company generally had an available borrowing base equivalent to the lesser of $6,000,000 or 70% of the unpaid principal balance of eligible mortgage loans as defined under the agreement. On June 16, 1995, the line matured and the Company paid the entire outstanding principal balance and all fees and interest due.

                            Credit Depot Corporation

7. CONVERTIBLE NOTES AND OTHER BORROWINGS

On July 27, 1994 the Company completed a private placement offering of 8% notes due 2004, convertible into common shares of the Company at $5 per share. Interest on the notes is payable each July 1 and January 1. The gross proceeds of the offering totaled $5,550,000. Approximately $545,000 in expenses related to the offering were deferred and are being amortized over the term of the notes. The private placement resulted in net proceeds to the Company of approximately $5,005,000. The notes are subordinate to any warehouse lines-of-credit up to $50 million and the Company is required to comply with various restrictive covenants. During fiscal year 1996, all outstanding principal and interest due per the agreement was paid in full. One lender accepted a warehouse lending agreement in lieu of cash in the amount of $2,300,000. The borrowings, which accrue interest at the rate of 10% per annum payable quarterly, are secured by the underlying mortgage loans. The Company must provide loans to secure the promissory note in an amount equivalent to 110% of the principal amount of the note. In the event of a shortfall in collateral, the Company is required to pledge cash in a segregated account. At June 30, 1996, the Company had pledged $25,887 in cash to secure the note.
Such agreement expires on April 30, 2001.

On June 16, 1995, the Company entered into an agreement for the placement of up to $3,000,000 in available borrowings to be used expressly for the purpose of originating and acquiring mortgage loans. At June 30, 1996, $500,000 was outstanding under this agreement. An additional $500,000 in borrowings was obtained through a similar agreement. The borrowings, which accrue interest at the rate of 10% per annum payable monthly, are secured by the underlying mortgage loans. Such agreement expires on June 16, 1997. The agreement contains a default interest of 16% which accrues to the extent such borrowings are not repaid on or prior to the maturity date. In connection with the agreement, the Company is required to maintain segregated cash reserves equivalent to 20% of the applicable outstanding borrowings, or in lieu thereof, tender additional loans with sufficient collateral. The Company has pledged loans receivable as collateral related to these borrowings. In addition, as discussed in Note 3, the Company has issued warrants to the lender for the purchase of up to 229,168 of the Company's $.001 par value common shares at a price of $4.00 per share exercisable at the option of the lender at any time on or prior to June 16, 1999. See Note 12.

                            Credit Depot Corporation

7. CONVERTIBLE NOTES AND OTHER BORROWINGS (CONTINUED)

In conjunction with a separate agreement with Greenwich Capital, dated February 1, 1995, the Company from time-to-time received advances from Greenwich Capital equivalent to 95% during fiscal year 1996 and 90% during fiscal year 1995 of the principal amount of mortgage loans associated with such advances. The Company pays interest to Greenwich at prime plus 1% and has the option to repurchase such mortgages, or repay such advances, within one year of the date of the advance. During 1996 and 1995, the Company was advanced approximately $7,628,000 and $10,600,000 in connection with this agreement. The maximum amount outstanding under such agreement during 1996 and 1995 was approximately $7,628,000 and $5,600,000. No amounts were outstanding at June 30, 1995 and the agreement had expired as of June 30, 1996.

On October 10, 1995, the Company issued 250 units at an offering price of $20,000 per unit, each unit consisting of 1,000 shares of 9% Convertible Preferred Stock and warrants to purchase 2,500 shares of Common Stock at $4.00 per share, subject to certain adjustments, in exchange for the conversion of $2,500,000 of other borrowings as described in Note 7 and $2,500,000 in cash. An additional 70 units of the preferred stock were issued for cash in the amount of $1,400,000. Dividends on the 9% Convertible Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on December 31, 1995.

On January 18, 1996, the Company entered into an agreement to borrow $1,050,000 from a third party lender. The Note is collateralized by mortgage loans and bears interest at a rate of 12% per annum. The note matures on February 18, 1997. At June 30, 1996, there was $925,000 outstanding under this agreement.

On May 24, 1996, the Company commenced a $9,000,000 10% convertible secured note offering. The notes are partially secured by essentially all otherwise unpledged assets of the Company. The notes are convertible into common stock at an exercise price of $2.50 per share and impose limitations on the payments of dividends to common stockholders. At June 30,1996, $6,200,000 of the notes had been purchased. The notes expire on June 30, 2001.

                            Credit Depot Corporation

8. INCOME TAXES

Income tax expense (benefit) differs from the amount computed by applying the graduated statutory federal income tax rates for the following reasons:


                                                    YEAR ENDED JUNE 30
                                              1996          1995         1994
                                          --------------------------------------
Income tax expense (benefit) at
  statutory federal income tax rate
  applied to income (loss) before income
  taxes                                   $(1,540,369)  $(1,628,919)  $(862,296)
State income tax, net of federal income
  tax benefit                                (149,506)     (158,070)   (100,432)
Tax benefit not currently recognizable      1,689,875     1,786,989     962,728
                                          --------------------------------------
                                          $         -   $         -   $       -
                                          ======================================

                            Credit Depot Corporation

8. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. The primary sources of these differences are the differing methods utilized for recognition of gains associated with loan sales, accelerated tax depreciation, and the allowance for credit losses. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                JUNE 30
                                                           1996         1995
                                                        ------------------------
   Deferred tax liabilities:
     Interest-only strips receivable basis
       differences                                      $ (491,000)  $  (33,000)
     Other, net                                            (37,000)     (20,000)
                                                        -----------------------
   Total deferred tax liabilities                         (528,000)     (53,000)

   Deferred tax assets:
     Allowance for credit losses                            93,000       37,000
     Other reserves                                         33,000       43,000
     Other, net                                             62,000       40,000
     Net operating loss carryforwards - state              672,000      426,000
     Net operating loss carryforwards -Federal           4,200,000    2,665,000
                                                        -----------------------
   Total deferred tax assets                             5,060,000    3,211,000
   Valuation allowance for deferred tax assets          (4,532,000)  (3,158,000)
                                                        -----------------------
   Net deferred tax assets                                 528,000       53,000
                                                        =======================
   Net deferred tax assets (liabilities)                $        -   $        -
                                                        =======================

At June 30, 1996, the Company had net operating loss carryforwards for Federal income tax purposes available to offset future taxable income of approximately $11,200,000 expiring from 2008 through 2011. At June 30, 1996, the Company also had net operating loss tax carryforwards for various states totalling approximately $11,200,000.

                            Credit Depot Corporation

9. COMMITMENTS

The Company leases space for its corporate and branch offices in Georgia, Indiana, Ohio, South Carolina, North Carolina, Kentucky, Missouri, Florida, and Tennessee. Future lease payments under all such operating lease agreements are as follows:


        1997                                     $  379,000
        1998                                        322,000
        1999                                        291,000
        2000                                         92,000
        2001 and thereafter                               -
                                                 ----------
                                                 $1,084,000
                                                 ==========

Rental expense totaled $480,779, $353,185, and $115,344 for the years ended June 30, 1996, 1995 and 1994, respectively.

10. OTHER RELATED PARTY TRANSACTIONS

In February 1992 and June 1993, the Company entered into consulting agreements with certain directors of the Company. In connection with these agreements, advances totaling $69,000 were made to these directors in exchange for consulting services for a period of two years. These payments were amortized as services were provided over the period of the related agreement. At June 30, 1995, the entire balance had been amortized in conjunction with these agreements.

During the year ended June 30, 1992, the Company advanced $9,750 to a stockholder and director of the Company. As of June 30, 1995, the balance remains outstanding. During the year ended June 30, 1995, the Company advanced an additional $65,000 to the stockholder and director, due on May 20, 1996.
The notes bear interest of 11% and are payable at maturity. At June 30, 1996, the entire principal and interest due on the note was paid in full. During the year ended June 30, 1996, the Company advanced $100,000 to the aforementioned stockholder and director, due on September 15, 1996. The note bears interest of 8% and is payable at maturity.

                            Credit Depot Corporation

10. OTHER RELATED PARTY TRANSACTIONS (CONTINUED)

During the year ended June 30, 1995, the board approved an advance in the amount of $100,000 to a director. This loan bears interest at 11% and all interest and principal is due and payable on May 20, 1996. During the year ended June 30, 1996, the maturity date was extended to May 20, 1997.

11. STOCK OPTION PLAN

In October 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") under which 250,000 shares of the Company's common stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive and/or non-qualified stock options. In March 1992, the Company amended the 1990 Plan and increased the number of shares reserved from 250,000 to 400,000 shares.

In January 1993, subject to stockholder approval which was obtained in May 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") under which 250,000 shares of the Company's common stock are reserved for issuance similar to the 1990 Plan. Subsequently, the Company has amended the 1993 Plan and increased the number of shares reserved to 1,200,000 shares. The 1990 Plan and the 1993 Plan (collectively, the "Plans") are administered by a committee of the Board of Directors. The option prices underlying all such agreements are based upon the fair value of the stock on the date of grant.

                            Credit Depot Corporation

11. STOCK OPTION PLAN (CONTINUED)

At June 30, 1996, 1,037,250 shares under the Plans had vested but had not been exercised.

The following table reflects changes in the stock options issued under the
Plans:


                                                         APPROXIMATE PRICE
                                            SHARES        RANGE PER SHARE
                                          --------------------------------------
Options outstanding at July 1, 1993         620,000                    $4-7
 Granted                                    290,500                     8-10
 Exercised                                  (10,000)                    5.50
 Canceled                                    (9,000)                    8
                                          --------------------------------------

Options outstanding at June 30, 1994        891,500                     4-10

 Granted                                    402,500                     5
 Exercised                                        -                     -
 Canceled                                   (84,500)                    6-10
                                          --------------------------------------

Options outstanding at June 30, 1995      1,209,500                     4-10

 Granted                                    194,000                     4-6
 Exercised                                        -                     -
 Canceled                                   (88,500)                    5-7
                                          --------------------------------------
Options outstanding at June 30, 1996      1,315,000                    $4-10
                                          ======================================

                            Credit Depot Corporation

12. SUBSEQUENT EVENTS

In July 1996, the Board approved a modification of all stock options and warrants granted at a price above $4.00 per share to be repriced at $3.50 per share.

In August 1996, the Company became fully subscribed to the maximum offering amount of $9,000,000 in the 10% convertible secured notes referred to in Note 7.