Form 10-Q
period 1996-09-30
CREDIT DEPOT CORP
filed 1996-11-12
CIK 869276

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               -----------   ------------

Commission file number        0-19420
                              -------

                            CREDIT DEPOT CORPORATION
                            ------------------------
             (Exact name of registrant as specified in its charter)



             Delaware                          58-1909265
             --------                          -----------
    (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)

                              700 Wachovia Center
                              Gainesville, Georgia
                              --------------------
                    (Address of principal executive offices)

                                     30501
                                     -----
                                   (Zip code)


                                 (770) 531-9927
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  x    NO
   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.


          Class                  Outstanding at September 30, 1996
   ------------------            ---------------------------------
Common Stock $.001 Par Value            3,538,761


Transitional Small Business Disclosure Format (check one):
YES       NO X
   ----     ----

                            CREDIT DEPOT CORPORATION



                               Table of Contents


      PART I.  FINANCIAL INFORMATION                            Page
                                                                ----

               Item 1 -- Financial Statements (Unaudited)

                         Condensed Consolidated Balance
                         Sheets as of June 30, 1996 and
                         September 30, 1996                       3

                         Condensed Consolidated Statements
                         of Operations for the Three Months
                         Ended September 30, 1995 and 1996        4

                         Condensed Consolidated Statements
                         of Cash Flows for the Three Months
                         Ended September 30, 1995 and 1996        5

                         Notes to Condensed Consolidated
                         Financial Statements                     6

               Item 2 -- Management's Discussion and Analysis
                         of Financial Condition and Results of
                         Operations                               7

      Part II. OTHER INFORMATION

               Item 1 -- Legal Proceedings                        10

               Item 2 -- Changes in Securities                    10

               Item 3 -- Defaults upon Senior Securities          10

               Item 4 -- Submission of Matters to Vote of
                         Security Holders                         10

               Item 5 -- Other Information                        10

               Item 6 -- Exhibit and Reports on Form 8-K          10

      SIGNATURES                                                  11

                            CREDIT DEPOT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                             June 30,       SEPTEMBER 30,
                                                               1996             1996
                                                        ---------------------------------
ASSETS
Loans receivable
 Consumer, collateralized by real estate                $  6,958,903     $     3,878,042
 Allowance for credit losses                                (250,260)           (221,801)
                                                        ------------     ---------------
Net loans receivable                                       6,708,643           3,656,241

Cash                                                       1,707,320           4,486,435
Property and equipment, net                                  493,560             520,287
Real estate held for resale                                   42,397             212,917
Other assets:
 Receivables due from related parties                        222,209             222,209
 Prepaid expenses and other assets                           345,064             335,773
 Excess servicing asset net of reserve                       193,038             168,597
 Interest-only strips receivable                           1,317,577           2,534,993
 Accrued interest receivable                                 113,577              67,632
 Deferred financing costs                                    957,158           1,381,562
                                                        ------------     ---------------

       Total Assets                                     $ 12,100,041     $    13,586,646
                                                        ============     ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible notes payable                               $  8,500,000     $    11,300,000
Other borrowings                                           1,925,000             600,000
Accounts payable                                              54,393              93,564
Accrued liabilities                                          329,322             319,947
Dividends payable                                            144,000             144,000
                                                        ------------     ---------------
Total liabilities                                         10,952,715          12,457,511

Stockholders Equity
 Preferred stock, $.001 par value: 2,000,000
   shares authorized, 320,000 shares issued                      320                 320
 Common stock, $.001 par value: 15,000,000 shares
   authorized, 3,378,761 shares issued and outstanding
   at June 30, 1996 and 3,538,761 issued and
   outstanding at September 30, 1996                           3,379               3,539

Additional paid-in capital                                13,242,231          13,642,071

Accumulated deficit                                      (12,098,604)        (12,516,795)
                                                        ------------     ---------------

Total stockholders' equity                                 1,147,326           1,129,135
                                                        ------------     ---------------

Total liabilities and stockholders' equity              $ 12,100,041     $    13,586,646
                                                        ============     ===============



                            See accompanying notes.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                           Three Months Ended
                                                              September 30,
                                                            1995        1996
                                                        -----------------------
Revenues:
  Finance income and fees earned                        $  106,663   $  151,296
  Gain on sale of receivable                               303,860    1,266,054
  Other                                                     29,453      (33,638)
                                                        ----------   ----------
                                                           439,976    1,383,712

Expenses:
  Salaries and employee benefits                           623,378      745,687
  Legal and professional fees                              108,044       96,711
  Other operating expenses                                 412,983      486,256
  Provision for credit losses                               50,000       20,000
  Interest expense and amortization of financing costs     159,427      309,251
                                                        ----------   ----------
                                                         1,353,832    1,657,905

Loss before provision for income taxes                    (913,856)    (274,193)
Provision for income taxes                                    -            -
                                                        ----------   ----------

Net loss                                                $ (913,856)  $ (274,193)
                                                        ==========   ==========


Net loss per share of common stock                      $     (.27)  $     (.12)
                                                        ==========   ==========


Weighted average shares outstanding                      3,378,761    3,378,761
                                                        ==========   ==========


                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                  Three Months Ended
                                                             September 30,  SEPTEMBER 30,
                                                                 1995           1996
                                                             ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $   (778,253)   $  (274,193)
Adjustments to reconcile net loss
to cash used in operating activities:
    Provision for credit losses                                    50,000         20,000
    Depreciation and amortization                                  39,075         43,759
    Changes in operating assets and liabilities:
      Due from related parties                                      1,839           -
      Prepaid expenses and other                                 (122,428)        55,236
      Deferred financing costs                                     13,611       (424,404)
      Loans originated                                         (7,748,565)   (16,171,909)
      Loans repurchased                                          (315,033)       (46,337)
      Deferred fee income                                          (2,509)             -
      Excess servicing asset, net                                  39,052         24,441
      Interest-only strips receivable                                   -     (1,217,918)
      Proceeds from loans sold                                  7,284,312     18,935,915
      Principal collections on loans not sold                     402,841        144,215
      Accounts payable and accrued liabilities                     21,505         29,796
                                                             ------------    -----------
Net cash used in operating activities                          (1,250,156)    (1,118,601)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                (65,140)       (70,486)
                                                             ------------    -----------
Net cash used in investing activities                             (65,140)       (70,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock                                            -       (144,000)
Proceeds from issuance of convertible notes                             -      2,800,000
Proceeds from other borrowings                                  1,700,000              -
Payments on other borrowings                                            -       (925,000)
                                                             ------------    -----------
Net cash provided by financing activities                       1,700,000      1,731,000
                                                             ------------    -----------

Net increase in cash                                              384,704      2,779,115
Cash at beginning of period                                     1,758,440      1,707,320
                                                             ------------    -----------
Cash at end of period                                         $ 2,143,144    $ 4,486,435
                                                             ============    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $    34,816    $    82,715
                                                             ============    ===========
Conversion of loans receivable to real estate held for sale   $    73,407    $   218,977
                                                             ============    ===========







                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                  (Unaudited)

1.  BASIS OF PRESENTATION

    The accompanying financial information includes the accounts of Credit Depot Corporation ("CDC") and its wholly owned subsidiaries Credit Depot Corporation of Georgia, Credit Depot Corporation of South Carolina, Credit Depot Corporation of North Carolina, and Credit Depot Corporation of Ohio, Credit Depot Corporation of Tennessee, Credit Depot Corporation of Florida, and Credit Depot Corporation of Indiana. Reference to "the Company" includes CDC and its subsidiaries. The financial information is unaudited but includes all adjustments consisting only of normal recurring adjustments which the Company's management believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Dollar figures rounded to the nearest $1,000 in the following discussion are approximate unless otherwise noted. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996.

2.  NET INCOME PER SHARE

    Net income per common share is adjusted for dividends on preferred stock and is computed based on the weighted average number of common shares and, when dilutive, common equivalent shares (stock options) outstanding during each of the periods.

3.  GAIN ON SALE OF RECEIVABLES

    Gains on the sale of loans to third parties wherein the Company retains an interest in the loan are calculated as the present value of the interest rate differential between the rate charged to the borrower and the rate earned by the third party, after taking into consideration the Company's estimate for early prepayments and ongoing servicing costs, if any. If the Company also retains the servicing rights on loans sold with a retained interest, a servicing fee is earned. The corresponding asset recorded at the time of the gain on sale of loans with a retained interest is amortized in proportion to the income received from the rate differential retained by the Company over the estimated lives of the underlying loans. This asset is carried at the lower of amortized cost or net realizable value.

    Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain the servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan plus accrued interest.


4.  OTHER BORROWINGS

    In August 1996, term debt with a principal balance of $875,000 was paid-off with proceeds from the sale of mortgage loans. On September 30, 1996, convertible mortgage participation holders having $400,000 of participations exercised their conversion option and exchanged their participations for 160,000 shares of common stock.

    Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CERTAIN ACCOUNTING CONSIDERATIONS

     Most of the Company's revenue in the three months ended September 30, 1996 (the "1996 Three Months") consisted of loans sold by the Company with an interest retained as a gain on sale of loans. The gain principally represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loans, which is also referred to as the "Spread". The corresponding asset used to record this gain is referred to as an "Interest-Only Strip Receivable". In previous years, the Company has sold loans in a similar manner but also retained the servicing rights to the loans, creating a gain wherein the corresponding asset is referred to as the "Excess Servicing Asset", and additionally providing revenue in the form of servicing income. The Company recognizes such gain on sale of loans in the fiscal year in which such loans are sold, although cash (representing the Interest-Only Strip Receivable or Excess Servicing Asset and servicing fees) is received by the Company over the lives of the loans. Both the Interest-Only Strip Receivable and the Excess Servicing Asset computations are in part based upon, and amortized over, the estimated lives of the loans using certain prepayment assumptions.

     Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest-Only Strip Receivable or Excess Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Excess Servicing Asset is written down through a charge to earnings in the period of adjustment. During the three months ended September 30, 1995 (the "1995 Three Months"), the Company charged $15,000 to earnings for anticipated prepayments at that time. No charge was deemed necessary for the 1996 Three Months.

RESULTS OF OPERATIONS

     During the 1996 Three Months, the Company completed the sale of $9,000,000 of convertible notes. In addition to repaying outstanding debt (more fully described in Liquidity and Capital Resources), most of the proceeds were used to fund loan originations and to start expanding the Company's loan origination network, which included the hiring of a Chief Loan Officer and several experienced account representatives. The Company's loan originations for the 1996 Three Months were $16,172,000, compared to $10,730,000 for the previous quarter ending June 30, 1996, and $7,748,000 during the 1995 Three Months. This significant improvement in originations led to increased revenues in the form of gain on sale of loans, resulting in a net loss of $274,000 for the 1996 Three Months, as compared to a loss of $1,354,000 in the quarter ending June 30, 1996 and a loss of $914,000 in the 1995 Three Months.

     The sales personnel hired during the quarter were given territories in states the Company was already doing business in, but in areas that management felt more originations were possible with increased sales presence. The Company opened an office in Jacksonville Florida to complement its existing offices in the southern part of the state. The Company is in the process of obtaining mortgage licenses in other states and expects to start operations in those states in the near future.

     Three Months Ended September 30, 1995 and 1996

     During the 1996 Three Months, the Company incurred a loss of $274,000, as compared to a loss of $914,000 for the 1995 Three Months, a decline of 70% in net loss. The primary reason for this improvement was the increase in gain on sale of loans from $304,000 in 1995 to $1,266,000 in the 1996 comparable period. While the dollar amount of loans sold increased from $7,284,000 to $18,936,000, the average percent of gain on each loan sold also improved as the method of loans sales changed between the comparable periods. In the 1995 Three Months, all loans sold were on a "Whole" loan basis, meaning the Company retained no interest or servicing rights after the sale, and received a cash premium in addition to the face value of the loan. The net gain on loans sold Whole during the 1995 Three Months was 4.1%, compared to 6.7% for loans sold during the 1996 Three Months- an improvement of 63%. Most of the loans sold in the 1996 quarter were sold with a retained interest and were to be included in the securitized mortgage pool of a third party. However, some older loans that did not meet the criteria for inclusion in a securitized pool were sold Whole at par, meaning no gain was recognized, and thus lowered the gain on sale percentage for the quarter. These Whole loan sales were made in conjunction with a Company goal of divesting itself all loans held in its own portfolio that cannot be included in a securitized mortgage pool.

     Total expenses increased 22%, from $1,354,000 to 1,658,000, during the 1995 Three Months to the 1996 Three Months. The largest increase was in interest expense and financing cost amortization, which increased 94% from $159,000 to $309,000 during the comparable periods. This increase is from the accrual of interest on the $9,000,000 convertible notes at a rate of 10% during the 1996 quarter (the first interest payment is not due till December 31, 1996).

     The second largest increase between the quarters was in salaries and employee benefits, which increased from $623,000 to $746,000, or 20% between the comparable periods. The third and final expense category increase was in other operating expenses, which increased from $413,000 to $486,000, or 18% between the comparable quarters. These last two increases were the result of a planned expansion program by the Company to primarily increase its sales and field operations as capital became available. At September 30, 1995, the Company had 48 employees in seven offices as compared to 59 employees in eleven offices at September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. Additionally, even if the Company is generating net income, a substantial portion of its revenues will consist of gain on sale of loans wherein cash is not received at the time of sale, but over the life of the mortgage loans. The Company does not expect to generate a positive cash flow for some time, and therefore has required and expects to continue to require additional financing to fund additional geographical expansion, to support its infrastructure until such time as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. During the 1996 Three Months, the Company had losses of $274,000, which were funded primarily out of the proceeds of the convertible debt offering completed in August 1996 described below. Capital restraints have from time to time restricted the Company's ability to increase the volume of mortgage loans it originates, and have negatively impacted its ability to hold such loans until a sale could be arranged for on more favorable terms. This has resulted in the Company selling many loans Whole simply to receive the gain on sale in cash at the time of sale. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans the Company originates and purchases into secondary markets, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (discussed below), (5) other borrowings (discussed below), and (6) the conversion of the Excess Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio.

     In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes at September 30, 1995. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 10% Notes described below) and the remaining $2,300,000 of 8% Notes was exchanged for loans under a secured warehouse lending facility.

     In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. Those borrowings bear an interest rate of 10% per annum, payable monthly, and are secured by the underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans can be used to originate new mortgage loans in which the holders will have participations. The participations granted to the holders must be repaid on June 16, 1997. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock and warrants to purchase common stock. On September 30, 1996, $400,000 of the participations were converted into common stock, leaving one holder with a $100,000 participation from the original $3,000,000 offering still outstanding. As of September 30, 1996, none of the preferred stock had been converted into common stock.

     In January 1996, the Company obtained a $1,050,000 term loan at a 10% interest rate secured by certain mortgage loans of the Company. The loan was scheduled to mature in February 1997, and had an outstanding principal balance of $875,000 when its was repaid in August 1996 from the proceeds of the sale of loans. In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above, all of which is still outstanding.

     In June 1996, the Company sold $6,200,000 of a $9,000,000 10% Convertible Secured Note offering (the "10% Notes"). The Company subsequently sold the remaining $2,800,000 of the offering in July and August 1996, which resulted in net proceeds of approximately $8,000,000 in the entire offering. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. At September 30, 1996, none of the 10% Notes had converted.

     While proceeds from the 10% Notes have recently allowed the Company to fund loan originations with its own cash, in the future the Company will require additional short-term credit facilities. The Company had a warehouse line of credit which expired in June 1995. The Company expects to seek a replacement warehouse line of credit in the near future. The Company also utilized a repurchase line of credit intermittently from February of 1995 to March 1996, which has expired.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Certain statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", such as statements concerning the Company's future cash and financing requirements, the Company's ability to originate and/or acquire mortgage loans, the Company's ability to enter into securitization transactions and/or otherwise sell mortgage loans to the third parties and the returns therefrom, and other statements contained herein regarding matters that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: the Company's ability to obtain future financings; the uncertainties relating to the Company's ability to participate in securitizations; and market conditions and other factors relating to the mortgage lending business. Investors are also directed to the other risks discussed herein and in other documents filed by the Company with the Commission.


PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

     As of the date hereof, the Company is not a party to any material legal proceedings. The Company from time to time commences foreclosure proceedings against borrowers who have defaulted on their loans.

Item 2.    CHANGES IN SECURITIES

     Not applicable.

Item 3.    DEFAULT UPON SENIOR SECURITIES

     Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.    OTHER INFORMATION

     Not applicable.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

     (a) 27  -  Financial Data Schedule (for SEC use only)

     (b) None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CREDIT DEPOT CORPORATION
                                ------------------------
                                     (Registrant)





Date: November 8, 1996           /s/   Gerald F. Sullivan
                                --------------------------------------------
                                       Gerald F. Sullivan
                                 (President and Chief Executive Officer)






Date: November 8, 1996           /s/    Charles D. Farrahar
                                --------------------------------------------
                                        Charles D. Farrahar
                                (Vice President and Chief Financial Officer)






Date: November 8, 1996           /s/    John C. Thomas
                                --------------------------------------------
                                        John C. Thomas
                                   (Vice President and Treasurer)