Form 10QSB
period 1996-12-31
CREDIT DEPOT CORP
filed 1997-02-07
CIK 869276

                                 FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-19420
                     ---------

                          CREDIT DEPOT CORPORATION
                          ------------------------
           (Exact name of registrant as specified in its charter)

           Delaware                                    58-1909265
           --------                                    ----------
(State or other jurisdiction of         (I.R.S.  Employer Identification No.)
 incorporation or organization)

                             700 Wachovia Center
                            Gainesville, Georgia
                            --------------------
                  (Address of principal executive offices)

                                    30501
                                 (Zip code)

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

YES    X     NO
   ---------   ---------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           Class                Outstanding at December 31, 1996
-------------------             --------------------------------
Common Stock $.001 Par Value              3,717,061

Transitional Small Business Disclosure Format (check one):

YES          NO    X
   ---------   ---------

                          CREDIT DEPOT CORPORATION



                              Table of Contents

PART I.  FINANCIAL INFORMATION                                                                Page
                                                                                              ----

             Item 1 -- Financial Statements (Unaudited)
                          Condensed Consolidated Balance
                          Sheets as of June 30, 1996 and
                          December 31, 1996                                                      3

                          Condensed Consolidated Statements
                          of Operations for the Three Months
                          Ended December 31, 1995 and 1996
                          and the Six Months ended
                          December 31, 1995 and 1996                                             4

                          Condensed Consolidated Statements
                          of Cash Flows for the Six Months
                          Ended December 31, 1995 and 1996                                       5

                          Notes to Condensed Consolidated
                          Financial Statements                                                   6

             Item 2 -- Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                                             7

Part II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                                        11

             Item 2 -- Changes in Securities                                                    11

             Item 3 -- Defaults upon Senior Securities                                          11

             Item 4 -- Submission of Matters to Vote of
                          Security Holders                                                      11

             Item 5 -- Other Information                                                        12

             Item 6 -- Exhibit and Reports on Form 8-K                                          12

SIGNATURES                                                                                      13


                           CREDIT DEPOT CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                                                      June 30,               DECEMBER 31,
                                                                        1996                      1996
                                                            --------------------------------------------
ASSETS
Loans receivable
  Consumer, collateralized by real estate                   $         6,958,903        $       4,887,663
  Allowance for credit losses                                          (250,260)                (170,383)
                                                            -------------------        -----------------
Net loans receivable                                                  6,708,643                4,717,280

Cash                                                                  1,707,320                1,110,447
Property and equipment, net                                             493,560                  537,730
Real estate held for resale                                              42,397                  434,715
Other assets:
  Receivables due from related parties                                  222,209                  225,214
  Prepaid expenses and other assets                                     345,064                  212,724
  Excess servicing asset net of reserve                                 193,038                  143,841
  Interest-only strips receivable                                     1,317,577                4,787,682
  Accrued interest receivable                                           113,577                   87,612
  Deferred financing costs                                              957,158                1,318,977
                                                            -------------------        -----------------

         Total Assets                                       $        12,100,041        $      13,576,222
                                                            ===================        =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible notes payable                                   $         8,500,000        $      10,954,250
Other borrowings                                                      1,925,000                  703,098
Accounts payable                                                         54,393                   33,540
Accrued liabilities                                                     329,322                  286,501
Dividends payable                                                       144,000                  141,750
                                                            -------------------        -----------------
Total liabilities                                                    10,952,715               12,119,139

Stockholders Equity
  Preferred stock, $.001 par value: 2,000,000
    shares authorized, 320,000 shares issued and outstanding
    at June, 1996, and 315,000 shares issued and outstanding
    at December 31, 1996                                                    320                      315
  Common stock, $.001 par value: 35,000,000 shares
    authorized, 3,378,761 shares issued and outstanding
    at June 30, 1996 and 3,717,061 issued and outstanding
    at December 31, 1996                                                  3,379                    3,717

Additional paid-in capital                                           13,242,231               13,987,648

Accumulated deficit                                                 (12,098,604)             (12,534,597)
                                                            -------------------        -----------------

Total stockholders' equity                                            1,147,326                1,457,083
                                                            -------------------        -----------------

Total liabilities and stockholders' equity                  $        12,100,041        $      13,576,222
                                                            ===================        =================


                           See accompanying notes.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                                      Three Months Ended                 Six Months Ended
                                                          December 31,                      December 31,
                                                       1995          1996                1995         1996
                                                   ------------------------          -----------------------
Revenues:
  Finance income and fees earned                 $   188,831     $  109,254         $   295,494    $  260,550
  Gain on sale of receivable                           4,482      2,018,212             308,342     3,284,266
  Other                                               (3,145)        66,952              26,308        33,314
                                                 -----------     ----------         -----------    ----------
                                                     190,168      2,194,418             630,144     3,578,130
Expenses:
  Salaries and employee benefits                     648,516        915,987           1,271,894     1,661,674
  Legal and professional fees                         72,556         97,986             180,600       194,697
  Other operating expenses                           653,312        612,340           1,079,906     1,098,596
  Provision for credit losses                         25,000         45,000              75,000        65,000
  Interest expense and amortization of
     financing costs                                 161,862        399,157             307,678       708,408
                                                 -----------     ----------         -----------    ----------
                                                   1,561,246      2,070,470
                                                                  2,915,078           3,728,375

Income (loss) before provision for income
taxes                                             (1,371,078)       123,948          (2,284,934)     (150,245)
Provision for income taxes                                 -              -                   -             -
                                                 -----------     ----------         -----------    ----------
Net income (loss)                                $(1,371,078)    $  123,948         $(2,284,934)   $ (150,245)
                                                 ===========     ==========         ===========    ==========

Dividends on preferred stock                         127,677        141,750             127,677       285,750

Net loss per share of common stock               $     (0.44)    $    (0.00)        $      (.71)   $     (.12)
                                                 ===========     ==========         ===========    ==========

Weighted average shares outstanding                3,378,761      3,660,861           3,378,761     3,519,811
                                                 ===========     ==========         ===========    ==========





                           See accompanying notes.

                            CREDIT DEPOT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                  Six Months Ended
                                                                         December 31,           December 31,
                                                                            1995                   1996
                                                                        ------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (2,284,934)          $   (150,245)
Adjustments to reconcile net loss
to cash used in operating activities:
Provision for credit losses                                                   75,000                 65,000
      Depreciation and amortization                                          260,181                158,394
      Changes in operating assets and liabilities:
      Due from related parties                                               (62,203)                (3,005)
      Prepaid expenses and other                                             192,858                158,305
      Deferred financing costs                                               230,874               (361,819)
      Loans originated                                                   (16,971,461)           (41,108,754)
      Loans repurchased                                                     (610,385)              (590,429)
      Deferred fee income                                                     (3,075)                     -
      Excess servicing asset, net                                            137,192                 49,197
      Interest-only strips receivable                                              -             (3,470,607)
      Proceeds from loans sold                                            14,260,058             42,304,703
      Principal collections on loans not sold                              1,082,804                898,653
      Accounts payable and accrued liabilities                                11,224                (63,674)
                                                                        ------------           ------------
Net cash used in operating activities                                     (3,681,867)            (2,114,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                           (65,140)              (122,567)
                                                                        -------------          ------------
Net cash used in investing activities                                        (65,140)              (122,567)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock                                                       -               (285,750)
Proceeds from issuance of convertible notes                                        -              2,800,000
Proceeds from issuance of preferred stock                                  5,447,767                      -
Payments on other borrowings                                              (2,500,000)              (977,373)
Advance on interest-only strip receivable                                          -                103,098
                                                                        ------------           ------------
Net cash provided by financing activities                                  2,947,767              1,639,975
                                                                        ------------           ------------

Net increase (decrease) in cash                                             (799,240)              (596,873)
Cash at beginning of period                                                1,758,440              1,707,320
                                                                        ------------           ------------
Cash at end of period                                                   $    959,200           $  1,110,447
                                                                        ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                                $    307,678           $    628,951
                                                                        ============           ============
Conversion of loans receivable to real estate held for sale             $    177,262           $    564,817
                                                                        ============           ============





                           See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1996
                                  (Unaudited)

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

2.  NET INCOME (LOSS) PER SHARE

      Dividends on preferred stock are subtracted from net income (or loss) to arrive at the numerator for this calculation. The denominator is the weighted average number of common shares and, when dilutive, common equivalent shares (convertible securities, warrants and stock options) outstanding during each of the periods. Dilutive shares are not considered if the numerator (net income or loss less preferred dividends) is negative.

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

5. CONVERTIBLE SECURITIES

      On September 30, 1996, convertible mortgage participation holders having $400,000 of participations exercised their conversion option and exchanged their participations for 160,000 shares of common stock.
      During the quarter from October 1, 1996 to December 31, 1996, a holder of preferred stock converted 5,000 shares of preferred stock into 40,000 shares of common stock, and holders of convertible debt converted $345,750 of notes into 138,300 shares of common stock, as per the conversion terms of their respective securities.

      Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CERTAIN ACCOUNTING CONSIDERATIONS

         Most of the Company's revenue in both the three months and six months ended December 31, 1996 (the "1996 Three Months" and the "1996 Six Months") consisted of loans sold by the Company with an interest retained as a gain on sale of loans. The gain principally represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loans, which is also referred to as the "Spread". The corresponding asset used to record this gain is referred to as an "Interest-Only Strip Receivable". In previous years, the Company has sold loans in a similar manner but also retained the servicing rights to the loans, creating a gain wherein the corresponding asset is referred to as the "Excess Servicing Asset", and additionally providing revenue in the form of servicing income. The Company recognizes such gain on sale of loans in the fiscal year in which such loans are sold, although cash (representing the Interest-Only Strip Receivable or Excess Servicing Asset and servicing fees) is received by the Company over the lives of the loans. Both the Interest-Only Strip Receivable and the Excess Servicing Asset computations are in part based upon, and amortized over, the estimated lives of the loans using certain prepayment assumptions.

         Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest-Only Strip Receivable or Excess Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Excess Servicing Asset is written down through a charge to earnings in the period of adjustment. During the three months ended December 31, 1995 (the "1995 Three Months"), the Company charged $75,000 to earnings for anticipated prepayments at that time. No charge was deemed necessary for the 1996 Three Months.

RESULTS OF OPERATIONS

         The Company continued implementing a significant expansion program during the 1996 Three Months. The program began in the previous quarter after the Company received the proceeds from a $9,000,000 convertible debt placement. The Company's loan originations and purchases for the 1996 Three Months were $24,937,000, compared to $16,172,000 for the previous quarter ending September 30, 1996, and $9,223,000 during the 1995 Three Months. This significant improvement in originations led to increased revenues in the form of gain on sale of loans, resulting in an operating profit of $124,000 for the 1996 Three Months, as compared to a loss of $274,000 in the quarter ending September 30, 1996 and a loss of $1,371,000 in the 1995 Three Months.

         The Company continued to develop operations in its existing states by opening a new offices North Carolina, Tennessee, and Florida, and continued its geographic expansion by opening a new office in Chicago, Illinois. The Company also commenced operations in Missouri and Virginia during the first week of January 1997. The Company is in the process of obtaining mortgage licenses in other states and expects to start operations in those states in the near future.

         Three Months Ended December 31, 1995 and 1996


         During the 1996 Three Months, the Company recorded net income of $124,000, as compared to a net loss of $1,371,000 for the 1995 Three Months. After deducting dividends on Preferred Stock, the net loss per share of common stock was $(0.00) for the 1996 Three Months as compared to $(0.44) per share for the 1995 Three Months. The one line item which had the most significant change reflecting this improvement was the increase in gain on sale of loans from $4,000 in 1995 to $2,018,000 in the 1996 comparable period. While the dollar amount of loans sold increased from $6,976,000 to $22,173,000, the average percent of gain on each loan sold also improved as the method of loans sales changed between the comparable periods. In the 1995 Three Months, all loans sold were on a "Whole" loan basis, meaning the Company retained no interest or servicing rights after the sale, and received a cash premium in addition to the face value of the loan. There was only a nominal net gain on sale percentage for loans sold Whole during the 1995 Three Months (primarily due to the Company selling loans at discount rates due to cash requirements at the time), compared to a margin of 9.1% for loans sold during the 1996 Three Months. Most of the loans sold in the 1996 quarter were sold pursuant to an agreement with a large institution. Under the agreement, the Company has agreed to sell this institution $125,000,000 of mortgage loans during a one year period which will be included in such institution's securitized mortgage pools with the Company retaining a residual interest in the loans delivered for securitization. The gain on loans sold when delivered in this manner is significantly higher than could be obtained by selling loans on a Whole basis, and is the major reason for the dramatic improvement in gain on sale percentage. However, a few older loans that did not meet the criteria for inclusion in a securitized pool were sold Whole at discount rates, thus lowering the gain on sale percentage slightly for the quarter. These Whole loan sales were made in conjunction with a Company goal of divesting itself all loans held in its own portfolio that cannot be included in a securitized mortgage pool.

         Total expenses increased 33%, from $1,561,000 to $2,070,000, during the 1995 Three Months to the 1996 Three Months. The largest increase was in interest expense and financing cost amortization, which increased 147% from $162,000 to $399,000 during the comparable periods. This increase is from the accrual of interest on the $9,000,000 convertible notes at a rate of 10% during the 1996 quarter, and from the amortization of the financing costs paid to raise the $9,000,000.

         The second largest increase between the quarters was in salaries and employee benefits, which increased from $649,000 to $916,000, or 41% between the comparable periods. This increase was the result of a planned expansion program by the Company to primarily increase its sales and field operations as capital became available. At December 31, 1995, the Company had 46 employees in six offices as compared to 68 employees in fifteen offices at December 31, 1996.

Six Months Ended December 31, 1995 and 1996

         During the 1996 Six Months, the Company had a net loss of $150,000, as compared to a net loss of $2,285,000 for the six months ended December 31, 1995 (the "1995 Six Months). Net loss per share of Common Stock after deducting dividends on Preferred Stock was $(0.12) during the 1996 Six Months compared to a net loss of $(0.71) per share during the 1995 Six Months. Again, the primary reason for this improvement was the increase in gain on sale of loans from $308,000 in 1995 to $2,018,000 in the 1996 comparable period. While the dollar amount of loans sold increased from $14,260,000 to $42,305,000, the average percent of gain on each loan sold also improved as the method of loans sales changed between the comparable periods. In the 1995 Six Months, most loans sold were on a Whole loan basis. There was a 2.2% net gain on sale percentage for loans sold during the 1995 Six Months (primarily due to the Company selling loans at discount rates due to cash requirements during the period), compared to a margin of 4.8% for loans sold during the 1996 Six Months. Most of the loans sold in the 1996 Six Months were sold with a retained interest and were to be included in the securitized mortgage pool of a third party. However, a number of older loans and loans that did not meet the criteria for inclusion in a securitized pool were sold Whole at discount rates during the 1996 Six Months (primarily in the first fiscal quarter), which negatively impacted the gain on sale percentage obtained from loans sold with a retained interest. These Whole loan sales were made in conjunction with a Company goal of divesting itself all loans held in its own portfolio that cannot be included in a securitized mortgage pool. The Company will always originate some loans that cannot be sold with a retained interest, and at December 31, 1996, still had a number of older loans in its portfolio that did not meet the criteria for inclusion in a securitized pool.

         Total expenses increased 28%, from $2,915,000 to 3,728,000, during the 1995 Six Months to the 1996 Six Months. The largest increase was in interest expense and financing cost amortization, which increased 130% from $308,000 to $708,000 during the comparable periods. This increase is from the accrual of interest on the $9,000,000 convertible notes at a rate of 10% during the 1996 period, and from the amortization of the financing costs paid to raise the $9,000,000.

         The second largest increase between the quarters was in salaries and employee benefits, which increased from $1,272,000 to $1,662,000, or 31% between the comparable periods. This increase was the result of a planned expansion program by the Company to primarily increase its sales and field operations as capital became available. At December 31, 1995, the Company had 46 employees in six offices as compared to 68 employees in fifteen offices at December 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

         Loans receivable decreased by $2,071,000 from June 30, 1996 to December 31, 1996, despite increased originations during the period, as the Company embarked on a program of liquidating loans that could not be delivered for securitization. The Company still has some loans which are not suitable for securitization in its portfolio and will continue to liquidate these as market conditions permit. Cash also decreased by $597,000 during this period despite the loan liquidations as the Company continues to operate on a negative cash flow basis. The primary reason for the negative cash flow is that the Company's profit from sale of mortgage loans is in the form of interest-only strip receivable which increased from $1,317,000 to $4,787,682 during the six months. As discussed in "Certain Accounting Considerations", this receivable is recorded in lieu of receiving a cash premium for the loans sold into a securitization.

         An new agreement was reached in November 1996 with the same institution the Company has been delivering loans to for inclusion in securitized pools. This agreement permits the Company to receive an advance on a portion the cash it is due with respect to the interest-only strip at the time of sale of the mortgage loans to the institution. Normally this retained interest is received in cash over the life of loan.

         By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. Additionally, even if the Company is generating net income, a substantial portion of its revenues will consist of gain on sale of loans wherein cash is not received at the time of sale, but over the life of the mortgage loans. The Company does not expect to generate a positive cash flow for some time, and therefore has required and expects to continue to require additional financing to fund additional geographical expansion, to support its infrastructure until such time as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. While the Company recorded a profit during the 1996 Three Months, it had a negative cash flow as discussed above. The cash outlay was funded primarily out of the proceeds of the convertible debt offering completed in August 1996 described below.
Capital restraints have from time to time restricted the Company's ability to increase the volume of mortgage loans it originates, and have negatively impacted its ability to hold such loans until a sale could be arranged for on more favorable terms. This has resulted in the Company selling many loans Whole simply to receive the gain on sale in cash at the time of sale. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans the Company originates and purchases into secondary markets,
(2) borrowings under a mortgage warehouse line of credit secured by its loans,
(3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (discussed below), (5) other borrowings (discussed below), (6) the conversion of the Excess Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, and (7) advances against the cash normally received over the life of the loan as noted in #6 above (discussed below).


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

         In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. Those borrowings bear an interest rate of 10% per annum, payable monthly, and are secured by the underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans can be used to originate new mortgage loans in which the holders will have participations. The participations granted to the holders must be repaid on June 16, 1997. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock and warrants to purchase common stock. On September 30, 1996, $400,000 of the participations were converted into common stock, leaving one holder with a $100,000 participation from the original $3,000,000 offering still outstanding. At December 31, 1996, $100,000 of the preferred stock had been converted into 40,000 shares of common stock.

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

         In June 1996, the Company sold $6,200,000 of a $9,000,000 10%
Convertible Secured Note offering (the "10% Notes"). The Company subsequently sold the remaining $2,800,000 of the offering in July and August 1996, which resulted in net proceeds of approximately $8,000,000 in the entire offering. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. At December 31, 1996, $345,750 of the 10% Notes had been converted into 138,300 shares of common stock.

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

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

           At the Company's Annual Meeting of Shareholders, held on December 17, 1996, the following members were elected to the Board of Directors:

                                                             Affirmative                Votes
                                                                Votes                  Withheld
                                                             ---------                 --------
                          Craig J. Brunet                    3,151,020                 13,850
                          Gerald F. Sullivan                 3,151,020                 13,850
                          John C. Thomas, Jr.                3,151,020                 13,850
                          Samuel R. Dunlap, Jr.              3,151,020                 13,850
                          Joel C. Williams, Jr.              3,151,020                 13,850
                          Samuel Scott Hemingway             3,151,020                 13,850
                          Carlos Munoz                       3,151,020                 13,850

The following proposals were approved at the Company's Annual Meeting of
Shareholders:

                                                                     Affirmative       Negative
                                                                        Votes          Votes          Abstentions
                                                                     ------------  -------------      -----------
      1. Approval of an amendment to the 1993 Stock
      Option Plan to increase the number of shares
      available for issuance from 1,200,000 shares
      to 1,600,000 shares                                             1,198,245       161,613            6,500

      2. Approval of an amendment to the Company's
      Certificate of Incorporation to increase the
      number of authorized shares of Common Stock
      to 35,000,000                                                   3,032,293        34,800            7,900

      3. Ratification of the election of Ernst & Young LLP
      as the Company's independent auditors for the
      fiscal year ending June 30, 1997                                3,158,570         6,200              100


Item 5.    OTHER INFORMATION

           Not applicable.

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

            (a) Exhibits
                  3.1 Certificate of Amendment of the Certificate of
                      Incorporation of Credit Depot
                 10.1 Forward Commitment and Offset Agreement
                 27.1 Financial data schedule

            (b) No reports on Form 8-K.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CREDIT DEPOT CORPORATION
                                        -------------------------
                                              (Registrant)



Date: February 7, 1997                /s/   GERALD F. SULLIVAN
                                        ---------------------------------
                                              Gerald F. Sullivan
                                              (President and Chief
                                               Executive Officer)





Date: February 7, 1997                 /s/   CHARLES D. FARRAHAR
                                        ---------------------------------
                                              Charles D. Farrahar
                                              (Vice President and
                                              Chief Financial Officer)