Form 10-Q/A
period 1996-12-31
CREDIT DEPOT CORP
filed 1997-02-18
CIK 869276

                                  FORM 10-Q/A
                                  Amendment #1
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20459

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number        0-19420
                       ----------------------

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

YES    X     NO
    -------     --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

     Class                              Outstanding at December 31, 1996
----------------------------            --------------------------------
Common Stock $.001 Par Value                       3,717,061



Transitional Small Business Disclosure Format (check one):
YES             NO   X
    -------        ------

Item 6.    EXHIBIT AND REPORTS ON FORM 8-K

     (a) Exhibits
                3.1 * Certificate of Amendment of the Certificate of
                      Incorporation of Credit Depot
               10.1 # Forward Commitment and Offset Agreement
               27.1 * Financial data schedule (for SEC use only).

     * Previously filed
     # Confidential treatment has been requested. The copy filed omits the information subject to the confidentiality request. The attached exhibit supercedes the previously filed exhibit.


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



                                     CREDIT DEPOT CORPORATION
                                     ------------------------
                                            (Registrant)



Date: February   14, 1997               /s/   Gerald F. Sullivan
                                     --------------------------------
                                           Gerald F. Sullivan
                                 (President and Chief Executive Officer)






Date: February  14, 1997               /s/    Charles D. Farrahar
                                     --------------------------------
                                           Charles D. Farrahar
                               (Vice President and Chief Financial Officer)