Form 10QSB
period 1997-03-31
CREDIT DEPOT CORP
filed 1997-05-15
CIK 869276

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

YES   X    NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

      Class                              Outstanding at March 31, 1997
------------------                       -----------------------------
Common Stock $.001 Par Value                        3,741,861

Transitional Small Business Disclosure Format (check one):
YES       NO   X
   -----     -----

                            CREDIT DEPOT CORPORATION
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                  Page
                                                                                ----
             Item 1 -- Financial Statements (Unaudited)

                           Condensed Consolidated Balance                         3
                           Sheets as of June 30, 1996 and
                           March 31, 1997

                           Pro Forma Condensed Consolidated
                           Balance Sheet as of March 31, 1997                     4

                           Condensed Consolidated Statements
                           of Operations for the Three Months
                           Ended March 31, 1996 and 1997
                           and the Nine Months ended
                           March 31, 1996 and 1997                                5

                           Condensed Consolidated Statements
                           of Cash Flows for the Nine Months
                           Ended March 31, 1996 and 1997                          6

                           Notes to Condensed Consolidated
                           Financial Statements                                   7

             Item 2 -- Management's Discussion and Analysis
                           of Financial Condition and Results
                           of Operations                                          9

Part II. OTHER INFORMATION

             Item 1 -- Legal Proceedings                                         13

             Item 2 -- Changes in Securities                                     13

             Item 3 -- Defaults upon Senior Securities                           13

             Item 4 -- Submission of Matters to Vote of
                            Security Holders                                     13

             Item 5 -- Other Information                                         13

             Item 6 -- Exhibit and Reports on Form 8-K                           13

SIGNATURES                                                                       14

                            CREDIT DEPOT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,        MARCH 31,
                                                                     1996            1997
                                                                -----------------------------
ASSETS
Loans receivable
   Consumer, collateralized by real estate                      $  6,958,903    $  5,158,712
   Allowance for credit losses                                      (250,260)       (141,290)
                                                                ------------    ------------
Net loans receivable                                               6,708,643       5,017,422

Cash                                                               1,707,320         136,156
Property and equipment, net                                          493,560         521,614
Real estate held for resale                                           42,397         234,662
Other assets:
   Receivables due from related parties                              222,209         224,209
   Prepaid expenses and other assets                                 345,064         299,309
   Excess servicing asset net of reserve                             193,038         116,844
   Interest-only strips receivable                                 1,317,577       7,008,499
   Accrued interest receivable                                       113,577          69,687
   Deferred financing costs                                          957,158       1,294,665
                                                                ------------    ------------

         Total Assets                                           $ 12,100,041    $ 14,923,067
                                                                ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible notes payable                                       $  8,500,000    $ 10,892,250
Other borrowings                                                   1,925,000       3,013,069
Accounts payable                                                      54,393             861
Accrued liabilities                                                  329,322         392,842
Dividends payable                                                    144,000         141,750
                                                                ------------    ------------
Total liabilities                                                 10,952,715      14,440,772

Stockholders Equity
   Preferred stock, $.001 par value: 2,000,000
     shares authorized, 320,000 shares issued and outstanding
     at June, 1996, and 315,000 shares issued and outstanding
     at March 31, 1997                                                   320             315
   Common stock, $.001 par value: 35,000,000 shares
     authorized, 3,378,761 shares issued and outstanding
     at June 30, 1996 and 3,741,861 issued and outstanding
     at March 31, 1997                                                 3,379           3,742

Additional paid-in capital                                        13,242,231      14,028,623

Accumulated deficit                                              (12,098,604)    (13,550,385)
                                                                ------------    ------------

Total stockholders' equity                                         1,147,326         482,295
                                                                ------------    ------------

Total liabilities and stockholders' equity                      $ 12,100,041    $ 14,923,067
                                                                ============    ============


                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
               PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS (1)
                                   (Unaudited)

                                                                               MARCH 31, 1997
                                                                   ----------------------------------------
                                                                                 (Unaudited)
                                                                   Actual        Adjustments      Pro forma
                                                                   ------        -----------      ---------
ASSETS
Loans receivable
    Consumer, collateralized by real estate                     $  5,158,712                   $  5,158,712
   Allowance for credit losses                                      (141,290)                      (141,290)
                                                                ------------                   ------------
Net loans receivable                                               5,017,422                      5,017,422

Cash                                                                 136,156       1,448,000       1,584,156

Property and equipment, net                                          521,614                        521,614
Real estate held for resale                                          234,662                        234,662
Other assets:
   Receivables due from related parties                              224,209                        224,209
   Prepaid expenses and other assets                                 299,309                        299,309
   Excess servicing asset net of reserve                             116,844                        116,844
   Interest-only strips receivable                                 7,008,499                      7,008,499
   Accrued interest receivable                                        69,687                         69,687
   Deferred financing costs                                        1,294,665         (38,000)      1,256,665
                                                                ------------    ------------    ------------

         Total Assets                                           $ 14,923,067    $  1,410,000    $ 16,333,067
                                                                ============    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Convertible notes payable                                       $ 10,892,250                   $ 10,892,250
Other borrowings                                                   3,013,069                      3,013,069
Accounts payable                                                         861                            861
Accrued liabilities                                                  392,842                        392,842
Dividends payable                                                     41,750                         41,750
                                                                ------------                   ------------
Total liabilities                                                 14,440,772                     14,440,772
                                                                ------------                   ------------

Stockholders Equity
   Preferred stock, $.001 par value: 2,000,000
     shares authorized, 320,000 shares issued and outstanding
     at June, 1996, and 315,000 shares issued and outstanding
     at March 31, 1997                                                   315                            315
   Preferred stock, Series B, $.001 par value:  60,000 shares
       authorized, 16,740 shares issued and outstanding                                  17              17
   Common stock, $.001 par value: 35,000,000 shares
     authorized, 3,378,761 shares issued and outstanding
     at June 30, 1996 and 3,741,861 issued and outstanding
     at March 31, 1997                                                 3,742                          3,742

Additional paid-in capital                                        14,028,623       1,409,983      15,438,606

Accumulated deficit                                              (13,550,385)                   (13,550,385)
                                                                ------------    ------------    ------------

Total stockholders' equity                                           482,295       1,410,000       1,892,295
                                                                ------------    ------------    ------------

Total liabilities and stockholders' equity                      $ 14,923,067    $  1,410,000    $ 16,333,067
                                                                ============    ============    ============

(1) To give effect to the issuance of preferred stock as discussed in Note 7 to the condensed financial statements.

                             See accompanying notes.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                    March 31,
                                                      1996           1997           1996           1997
                                                  --------------------------    --------------------------
Revenues:
   Finance income and fees earned                 $   332,128    $    16,991    $   627,622    $   277,541
   Gain on sale of receivable                         754,402      1,370,208        308,342      4,654,474
   Other                                               51,660          7,793      1,062,744         41,107
                                                  -----------    -----------    -----------    -----------
                                                    1,138,190      1,394,992         77,968      4,973,122

Expenses:
   Salaries and employee benefits                     712,477      1,079,988      1,984,371      2,741,662
   Legal and professional fees                         55,782        173.749        236,382        368,446
   Other operating expenses                           532,084        638,280      1,433,571      1,736,876
   Provision for credit losses                             --         10,000         75,000         75,000
   Interest expense and amortization of
      financing costs                                 312,149        365,013        798,246      1,073,421
                                                  -----------    -----------    -----------    -----------
                                                    1,612,492      2,267,030      2,915,078      5,995,405

Income (loss) before provision for income taxes      (474,302)      (872,038)    (2,759,236)    (1,022,283)
Provision for income taxes                                 --             --             --             --
                                                  -----------    -----------    -----------    -----------

Net income (loss)                                 $  (474,302)   $  (872,038)   $(2,759,236)   $(1,022,283)
                                                  ===========    ===========    ===========    ===========

Dividends on preferred stock                          144,000        141,750        271,677        427,500

Net loss per share of common stock                $     (0.18)   $     (0.27)   $      (.90)   $      (.40)
                                                  ===========    ===========    ===========    ===========


Weighted average shares outstanding                 3,378,761      3,753,328      3,378,761      3,594,539
                                                  ===========    ===========    ===========    ===========




                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Nine Months Ended
                                                                 March 31,       MARCH 31,
                                                                   1996            1997
                                                              -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $ (2,759,236)   $ (1,022,283)
Adjustments to reconcile net loss
to cash used in operating activities:
     Provision for credit losses                                    75,000          75,000
     Depreciation and amortization                                 341,871         273,583
     Changes in operating assets and liabilities:
       Due from related parties                                         --          (2,000)
       Prepaid expenses and other                                  166,634          89,645
       Loans originated                                        (26,305,357)    (64,583,876)
       Loans repurchased                                          (942,821)     (1,855,639)
       Deferred fee income                                          (7,251)             --
       Excess servicing asset, net                                (649,670)         76,194
       Interest-only strips receivable                                  --      (5,691,424)
       Proceeds from loans sold                                 24,829,783      65,859,844
       Principal collections on loans not sold                   1,033,453       1,079,743
       Accounts payable and accrued liabilities                    (80,131)          9,988
                                                              ------------    ------------
Net cash used in operating activities                           (4,297,725)     (5,691,424)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                 (82,372)       (151,413)
                                                              ------------    ------------
Net cash used in investing activities                              (82,372)       (151,413)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock                                            --        (427,500)
Proceeds from issuance of convertible notes                             --       2,800,000
Proceeds from issuance of preferred stock                        5,447,767              --
Deferred financing costs paid                                           --         487,098
Payments on other borrowings                                    (1,500,000)       (977,373)
Proceeds from issuance of notes payable                          1,050,000         725,000
Advance on interest-only strip receivable                               --       1,664,249
                                                              ------------    ------------
Net cash provided by financing activities                        4,997,767       4,271,474
                                                              ------------    ------------

Net increase (decrease) in cash                                   (617,670)     (1,571,164)
Cash at beginning of period                                      1,758,440       1,707,320
                                                              ------------    ------------
Cash at end of period                                         $  2,376,110    $    136,156
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $    407,217    $    641,541
                                                              ============    ============
Conversion of loans receivable to real estate held for sale   $    431,130    $    763,024
                                                              ============    ============




                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The accompanying financial information includes the accounts of Credit Depot Corporation ("CDC") and its wholly owned subsidiaries Credit Depot Corporation of Georgia, Credit Depot Corporation of South Carolina, Credit Depot Corporation of North Carolina, Credit Depot Corporation of Ohio, Credit Depot Corporation of Tennessee, Credit Depot Corporation of Florida, Credit Depot Corporation of Indiana, and Credit Depot Corporation of Illinois. Reference to "the Company" includes CDC and its subsidiaries. The financial information is unaudited but includes all adjustments consisting only of normal recurring adjustments which the Company's management believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Dollar figures rounded to the nearest $1,000 in the following discussion are approximate unless otherwise noted. The financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1996.

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

3. GAIN ON SALE OF RECEIVABLES

         Gains on the sale of loans to third parties wherein the Company retains an interest in the loan are calculated as the present value of the interest rate differential between the rate charged to the borrower and the rate earned by the third party, after taking into consideration the Company's estimate for early prepayments and ongoing servicing costs, if any. If the Company also retains the servicing rights on loans sold with a retained interest, a servicing fee is earned. The corresponding asset recorded at the time of the gain on sale of loans with a retained interest is amortized in proportion to the income received from the rate differential retained by the Company over the estimated lives of the underlying loans. The amount of any impairment recognized shall be the amount by which the capitalized mortgage servicing rights exceed their fair value.

         Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain the servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan plus accrued interest.

4. OTHER BORROWINGS

         In August 1996, term debt with a principal balance of $875,000 was paid-off with proceeds from the sale of mortgage loans. In March 1997, several additional borrowings secured by mortgage loans were obtained totaling $725,000.

5. CONVERTIBLE SECURITIES

         On September 30, 1996, convertible mortgage participation holders having $400,000 of participations exercised their conversion option and exchanged their participations for 160,000 shares of common stock. During the quarter ending December 31, 1996, a holder of preferred stock converted 5,000 shares of preferred stock into 40,000 shares of common stock, and holders of convertible debt converted $345,750 of notes into 138,300 shares of common stock, as per the conversion terms of their respective securities. In the quarter ending March 31, 1997, convertible debt holders converted an additional $62,000 of debt into 24,800 shares of common stock.

6. RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The statement revises standards for computing and presenting net income per share by (a) replacing primary net income per share with basic net income per share, (b) requiring dual presentation of basic and diluted net income per share for entities with complex capital structures and (c) requiring a reconciliation of basic net income per share computation to diluted net income per share. basic net income per share is calculated by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share includes the effect of potential stock dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. The impact of the adoption of SFAS No. 128 on the Company's earnings per share calculations has not yet been determined.

         In June 1996, the Financial Accounting Standards Board issued "Accounting For Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," SFAS No. 125, which provides new accounting and reporting standards for sales, securitizations, and servicing of receivables and other financial assets and extinguishment of liabilities and amended SFAS No. 122 "Accounting for Mortgage Servicing Rights". SFAS No. 125 is effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997, by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of Statement No. 125, an amendment of FASB Statement No. 125." The standards were or will be adopted as required effective January 1, 1997 and in 1998, respectively, and did not and are not, respectively, expected to have a material impact on the Company's financial position or results of operations.

7. SUBSEQUENT EVENTS

         On April 21, 1997, the Company issued of $1,674,000 of a Series B 11% Convertible Redeemable Preferred Stock, the terms of which are more fully described in the April 27,1997 filing on Form 8-K . The Pro Forma Condensed Consolidated Balance Sheet reflects the issuance of this class of preferred stock as if the transaction was completed on March 31, 1997.

         In April 1997, the Company completed the acquisition of Cash Back Mortgage Corporation, which is also more fully described in the April 27, 1997 filing on Form 8-K . The acquisition was a purchase of substantially all of the assets of Cash Back Mortgage Corporation by a newly-organized wholly-owned subsidiary of the Company. The activities of the new subsidiary will be consolidated into the results of the Company beginning in April 1997.

         Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CERTAIN ACCOUNTING CONSIDERATIONS

         Most of the Company's revenue in both the three months and nine months ended March 31, 1997 (the "1997 Three Months" and the "1997 Nine Months") consisted of loans sold by the Company with an interest retained as a gain on sale of loans. The gain principally represents the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investor who purchased the loans, adjusted for estimated prepayments and bad debt expense, which is also referred to as the "Spread". The corresponding asset used to record this gain is referred to as an "Interest-Only Strip Receivable". In previous years, the Company has sold loans in a similar manner but also retained the servicing rights to the loans, creating a gain wherein the corresponding asset is referred to as the "Excess Servicing Asset", and additionally providing revenue in the form of servicing income. The Company recognizes such gain on sale of loans in the fiscal year in which such loans are sold, although cash (representing the Interest-Only Strip Receivable or Excess Servicing Asset and servicing fees) is received by the Company over the lives of the loans. Both the Interest-Only Strip Receivable and the Excess Servicing Asset computations are in part based upon, and amortized over, the estimated lives of the loans using certain prepayment assumptions.

         Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest-Only Strip Receivable or Excess Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Excess Servicing Asset is written down through a charge to earnings in the period of adjustment. During the three months ended March 31, 1996 (the "1996 Three Months"), the Company charged $20,000 to earnings for anticipated prepayments, compared to a charge of $7,100 for the 1997 Three Months.

RESULTS OF OPERATIONS

         The Company had a net loss of $872,000 for the 1997 Three Months, as compared to a profit of $123,000 for the quarter ending December 30, 1996 (the "Previous Quarter") and a loss of $474,000 in the 1996 Three Months, despite a relatively small reduction in loan originations from $24,937,000 in the Previous Quarter to $23,475,000 in the 1997 Three Months. Several factors contributed to the net loss for the 1997 Three Months. The gross gain on sale of loans percentage was lower in the 1997 Three Months as compared to the Previous Quarter due to a relatively sharp rise in interest rates during the 1997 Three Months. The Company was unable to increase the rates on the mortgage loans that it originated in time to offset the decrease in rate it received on the mortgage loans sold during the quarter. Additionally, a higher percentage of the Company's total loan volume in the 1997 Three Months consisted of bulk purchases of loans. Since bulk purchases have a higher acquisition cost than originated loans, this also resulted in reduced gain on sale margins for the 1997 Three Months. The Company continued to expand its operations during the 1997 Three Months, resulting in increased expenses which contributed to the net loss for the quarter. In addition, as a result of insufficient working capital during the 1997 Three Months and the absence of a substantial warehouse line of credit, the Company was unable to increase loan volume sufficiently to offset the decreased gain on sale margins and increased expenses noted above.

         The Company continued with its expansion effort in the 1997 Three Months by opening new offices Missouri, Colorado, Mississippi, Wisconsin, and Virginia. The Company also completed the acquisition of mortgage broker in Ohio during the month of April to diversify its marketing base and provide additional loan volume. As a result of the loss for the quarter, all expansion efforts have been suspended until such time as additional capital becomes available.

         Three Months Ended March 31, 1996 and 1997

         During the 1997 Three Months, the Company recorded a net loss of $872,000, as compared to a net loss of $474,000 for the 1996 Three Months. Net loss per share of Common Stock after deducting dividends on Preferred Stock was $(0.27) during the 1997 Three Months compared to a net loss of $(0.18) per share during the 1996 Three Months. Total expenses increased 41%, from $1,612,000 to $2,267,000, during the 1996 Three Months to the 1997 Three Months. The largest increase was in labor costs, which increased 51% from $712,000 to $1,080,000 during the comparable periods. This increase was the result of a planned expansion program by the Company primarily to increase its sales and field operations. At March 31, 1996, the Company had 57 employees in eleven offices as compared to 83 employees in twenty-two offices at March 31, 1997. The additional personnel and offices also contributed to the 20% increase in operating expense between the periods, from $532,000 to $638,000.

         The second largest expense increase between the quarters was in legal and professional fees, which increased from $56,000 to $174,000, or 211% between the comparable periods, primarily due to the increase in consulting fees paid.

         Net revenues increased 23%, from $1,138,000 in the 1996 Three Months to $1,395,000 in the 1997 Three Months, on sales of $10,570,000 and $23,555,000, respectively. While revenue from the gain on sale of loans increased from $754,000 to $1,370,000 between the comparable periods, the net gain on sale percentage between those periods decreased from 7.1% to 5.8%, primarily as a result of higher loan acquisitions costs in the 1997 Three Months. Another component of net revenues, finance and fee income, declined sharply between the comparable quarters, from $332,000 to $17,000. There are two primary reasons for this decline. As the Company nears completion its planned program of divesting itself of "non-securitizable" loans, the interest derived from loans held in its portfolio has declined substantially. The Company now holds very few unpledged loans in its portfolio. In addition, many of the loans the Company disposed of during the 1997 Three Months, as the Company had already disposed of most of the "non-securitizable" loans pursuant to this divestiture program, were sold at a discount. As a result the Company recorded certain charges to interest and fee income.

Nine Months Ended March 31, 1996 and 1997

         During the 1997 Nine Months, the Company had a net loss of $1,022,000, as compared to a net loss of $2,759,000 for the nine months ended March 31, 1996 (the "1996 Nine Months). Net loss per share of Common Stock after deducting dividends on Preferred Stock was $(0.40) during the 1997 Nine Months compared to a net loss of $(0.90) per share during the 1996 Nine Months. The $1,737,000 improvement in net loss between the periods was a result of increased gain on sale of loans, from $1,063,000 in the 1996 Nine Months to $4,654,000 during the 1997 Nine Months. Loans sold increased from $24,830,000 to $65,860,000 between the periods, and the net gain on sale of loans percentage improved from 4.3% to 7.2%.

         Total expenses increased 32%, from $4,528,000 to $5,995,000, during the 1996 Nine Months as compared to the 1997 Nine Months. The largest increase was in salaries and employee benefits, which increased 38% from $1,984,000 to $2,742,000 during the comparable periods as the number of employees increased from 57 people to 83 people, or 46% from March 31, 1996 to March 31, 1997, in conjunction with a planned expansion program. This increase in employees and offices also accounts for most of the second largest increase between the comparable periods, other operating expenses. These expenses increased by $303,000 or 21% from the 1996 to the 1997 period.

         Interest expense and financing amortization also increased by $275,000 or 35% from the 1996 Nine Months to the 1997 Nine Months, primarily due to the increased interest expense on the placement of $9,000,000 of convertible debt at the end of the 1996 fiscal year. Legal and professional fees also increased by $132,000 or 56% between the comparable periods primarily due to an increase in consulting fees paid.

LIQUIDITY AND CAPITAL RESOURCES

         Loans receivable decreased by $1,800,000 from June 30, 1996 to March 31, 1997, despite increased originations during the period, as a result of the sale by the Company of "non-securitizable" loans pursuant to the program referred to above. The Company does not anticipate any large sales of non-securitizable loans in the future. Cash also decreased by $1,571,000 during this period, to $136,000, due to continued operating losses, the continued need to fund loan production with working capital, and because substantially all of the gain on sale of the Company's loans is in the form of an Interest-Only Strip Receivable, which is not received immediately in cash. The Interest-Only Strip Receivable increased from $1,317,000 to $7,008,000 net of amortization during the nine months. Additionally, the higher percentage of bulk loans purchases during the 1997 Three Months required payment of premiums in cash, which further reduced the Company's cash.

         By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, premiums paid for the purchase of loans, and start-up expenses for expansion into new geographic markets. Additionally, even if the Company is generating net income, a substantial portion of its revenues will consist of gain on sale of loans in the form of an Interest-Only Strip Receivable wherein cash is not received at the time of sale, but over the life of the mortgage loans. Additionally, in April 1997, a newly-organized subsidiary of the Company acquired substantially all of the assets of a retail mortgage broker located in Cleveland, Ohio. While none of the acquisition price was paid in cash, the Company is obligated to loan the subsidiary up to $500,000 over the next three years for agreed-upon expenditures. The Company has never generated and does not expect to generate a positive cash flow for some time, and it has required and expects to continue to require additional financing to fund additional geographical expansion and to support its infrastructure until such time as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. The cash outlay for the current fiscal year was funded primarily out of the proceeds of the convertible debt offering completed in August 1996 described below. Capital restraints have from time to time adversely affected the volume of mortgage loans the Company originates, and have negatively impacted its ability to hold such loans until a sale could be arranged for on more favorable terms. This has resulted in the Company selling many loans Whole simply to receive the gain on sale in cash at the time of sale. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans the Company originates and purchases into secondary markets, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (discussed below), (5) other borrowings (discussed below), (6) the conversion of the Excess Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, and (7) advances against the cash normally received over the life of the loan as noted in #6 above (discussed below).

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

         In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. Those borrowings bear an interest rate of 10% per annum, payable monthly, and are secured by the underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans can be used to originate new mortgage loans in which the holders will have participations. The participations granted to the holders must be repaid on June 16, 1997. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock and warrants to purchase common stock. On September 30, 1996, $400,000 of the participations were converted into common stock, leaving one holder with a $100,000 participation from the original $3,000,000 offering still outstanding. As of March 31, 1997, $100,000 of the preferred stock had been converted into 40,000 shares of common stock.

         In January 1996, the Company obtained a $1,050,000 term loan at a 10% interest rate secured by certain mortgage loans of the Company. The loan, which was scheduled to mature in February 1997, was repaid in August 1996 primarily from the proceeds of the sale of loans. In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above, all of which is still outstanding.

         In June through August of 1996, the Company sold $9,000,000 of 10% Convertible Secured Notes due 2001 (the "10% Notes"), resulting in net proceeds of approximately $8,000,000. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. As of March 31, 1997, $407,750 of the 10% Notes had been converted into 163,100 shares of common stock.

         In March 1997, the Company sold $600,000 of 10% secured promissory notes which mature in one year or such earlier time as the Company obtains a warehouse line of credit or issues at least $2,000,000 of the preferred stock in the offering discussed below. The Company also sold $125,000 of secured term notes in February 1997 due May 20, 1997.

         In April 1997, the Company sold $1,674,000 or 16,740 shares of a Series B 11% Convertible Redeemable Preferred Stock ("Series B Preferred Stock") having a liquidation preference of $100 per share. The preferred stock is convertible into shares of common stock at a rate of $2.50 per share. Purchasers of the Series B Preferred Stock received warrants to purchase 669,000 shares of common stock at $2.50 per share. The Company received net proceeds from the offering of approximately $1,498,000.

         As part of its agreement with a national financial institution, this institution has been purchasing mortgage loans originated or acquired by the Company on a regular basis. In addition, as part of this agreement, this institution has agreed to make advances against a portion of the Interest-Only Strip Receivable and, since the inception of the agreement, has advanced $1,664,000 (net of repayments) against the Interest-Only Strip Receivable. While these arrangements have provided additional sources of liquidity for the Company, they were not sufficient during the 1997 Three Months to offset the Company's net losses and the other factors which adversely affected the Company's liquidity during this period.

         Subsequent to the end of the 1997 Three Months the Company raised additional funds in debt and equity financings referred to above. However, the Company continues to require additional equity capital and/or a substantial warehouse financing facility to provide funds to increase the volume of its loan originations and the resulting gain on sale of mortgages from present levels in order to improve its operating results. The Company is currently seeking additional equity financing and/or a warehouse financing facility to provide the required funds. Should the Company fail to obtain additional financing sufficient to fund such increased production, then the Company could be forced to curtail its lending operations.



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

Item 2. CHANGES IN SECURITIES

         In March 1997, the Company sold $600,000 of 10% notes secured by mortgage loans to two accredited investors. The notes mature in one year or such earlier time as the Company obtains a warehouse line or issues at least $2,000,000 of the Series B Preferred Stock. Warrants to purchase 15,000 shares of the Company's common stock at a conversion price of $3.25 per share were also issued to the purchasers. The sale was arranged by Taglich Brothers, D'Amadeo, Wagner & Co., Inc., which received a nominal cash commission and warrants to purchase 18,750 shares of the Company's common stock under the same terms as the warrants issued to the purchasers. The sales were made in a private transaction pursuant to Section 4 (2) of the Securities Act.

         In February 1997, the Company sold $125,000 of 12% notes secured by mortgage loans to an existing holder of convertible mortgage participations. The note matures in May 1997, and no commission was paid.

Item 3. DEFAULT UPON SENIOR SECURITIES
         Not applicable.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
         Not applicable.

Item 5. OTHER INFORMATION
         Not applicable.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits
                  4.1  Certificate of Designation for Series B Preferred Stock
                  4.2  Form of Warrants dated April 17, 1997
                  4.3  Form of Placement Agent Warrants dated April 17, 1997
                  27.1 Financial data schedule (for SEC use only).
         (b) Reports on Form 8-K
                  Not applicable

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



                                    CREDIT DEPOT CORPORATION
                                    ------------------------
                                           (Registrant)




Date: May 14, 1997                           /s/ Gerald F. Sullivan
                                    --------------------------------------------
                                                 Gerald F. Sullivan
                                      (President and Chief Executive Officer)






Date: May 14, 1997                           /s/ Charles D. Farrahar
                                    --------------------------------------------
                                                 Charles D. Farrahar
                                    (Vice President and Chief Financial Officer)