Form 10KSB40
period 1997-06-30
CREDIT DEPOT CORP
filed 1997-10-15
CIK 869276

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from         to
                                             -------    ------

              Commission File No. 0-19420
                                 ---------

                            Credit Depot Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

           Delaware                                       58-1909265
-------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

700 Wachovia Center, Gainesville, Georgia                    30501
-----------------------------------------                  ----------
(Address of principal executive offices)                   (Zip Code)

Issuer's Telephone Number, including Area Code (770) 531-9927
                                              ---------------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Issuer's revenues for its most recent fiscal year: $5,918,460

As of September 30, 1997, 4,072,761 shares of Common Stock, $.001 par value, were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of such date was approximately $2,300,000*.

*Excludes 740,336 shares of common stock deemed to be held by officers and directors, and stockholders whose ownership exceeds five percent of the shares outstanding at August 31, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Proxy Statement, to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated into Part III of this Annual Report. See Part III hereof and the Exhibit Index hereto.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Credit Depot Corporation (the "Company") is a mortgage finance company engaged in originating, purchasing, servicing, and selling first and second mortgage loans secured by single family (one to four family) residences made to credit-impaired individuals who are generally unable to obtain financing from conventional lending sources. The Company's customers borrow funds generally for debt consolidation or to refinance first mortgages on the customer's primary residence. The Company's mortgage loans are at higher interest rates than conventional mortgage loans, which the Company's customers are willing to incur because of their inability to obtain financing from conventional sources. While the typical borrowers from the Company may not have attractive credit histories due to a pattern of credit weakness, unverifiable income, insufficient credit history or a previous bankruptcy or insolvency, it is the Company's experience that these borrowers nevertheless have generally demonstrated an ability to make payments due under their loans because the loans are secured by first mortgages on their primary residences, and the Company generally requires that such borrowers have significant equity in their residences. The Company believes its underwriting procedures generally enable it to determine which borrowers with substandard credit histories are likely to meet their mortgage obligations.

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

       Generally, mortgage lenders evaluate a borrower according to four primary criteria: (i) the ratio of the borrower's debt to his gross income; (ii) the loan-to-value ratio of the property securing the loan; (iii) the borrower's credit history; and (iv) the responses to requests for third-party documentation (such as employment and other verifications and credit references). Based on these criteria, the Company will evaluate a loan application or loan (if purchasing a loan from another source) and determine if the criteria fall within the guidelines of the Company's current loan programs, also known as an "underwriting matrix". The Company's target customer base traditionally consists of homeowners with equity of at least 20% in their homes (typically with values ranging from $35,000 to $200,000), a debt-to-gross-income ratio not exceeding 50% (as compared to approximately 36% for conventional lenders), and stable employment.

       During the years ended June 30, 1995, 1996 and 1997 (referred to as "Fiscal 1995", "Fiscal 1996", and "Fiscal 1997") the Company originated $29,542,000, $37,035,000, and $79,323,000 of loans, respectively. The average original principal balance of the loans originated by the Company during Fiscal 1995, 1996, and 1997 was $41,000, $49,000, and $50,000, respectively, with an average annual interest rate to the Company of approximately 13.0%, 11.5%, and 12.1%, respectively. During Fiscal 1995, 1996, and 1997, approximately 96%, 91%, and 90%, respectively, of the Company's loans originated for each period had an original principal balance of between approximately $10,000 and $130,000. During Fiscal 1995 1996, and 1997, the weighted average loan-to-value ratio at the time of origination of the Company's loans originated during those periods was approximately 70%, 74%, and 70%, respectively, and the weighted average debt-to-gross-income ratio for the Company's borrowers was approximately 35%, 36%, and 35%, respectively.

       Prior to October 1994, substantially all of the mortgage loans originated by the Company were balloon loans, with periodic payments based generally on a 15-year amortization schedule and a single payment of the remaining balance of the balloon loan due five years after origination. At June 30, 1997, the Company was servicing approximately $2,753,000 of balloon loans, either in the Company's own portfolio or for other entities. In October 1994, the Company changed its mortgage product line from balloon to self-amortizing mortgages, and also began to originate somewhat higher quality loans (although the target customers remained credit-impaired borrowers who are unable to obtain loans from conventional lenders), which resulted in slightly lower average annual interest rates and slightly higher loan-to-value ratios. Currently, the loans originated by the Company are generally for 15- 20- or 30-year terms.

       Since 1993, the Company has expanded the geographic scope of its mortgage activities from a single office in Gainesville, Georgia, and currently employs personnel in nine additional states (Florida, Illinois, Indiana, Michigan, Mississippi, North Carolina, Ohio, South Carolina, and Tennessee) from which mortgage loans are originated. The Company is also licensed to originate loans in several other states where it is not required to maintain a physical presence. The Company originates and processes its loans utilizing a "spoke and hub" system, wherein sales representatives forward loan applications to one of four designated regional processing offices, which contain loan processors and field underwriters. The underwriting department at the corporate headquarters in Gainesville, Georgia issues final approval and funding of each loan.

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

RECENT DEVELOPMENTS

       Subsequent to June 30, 1997, the Company was not in compliance with a minimum net worth covenant under its warehouse lending arrangement with one of its warehouse lenders primarily as a result of recurring operating losses. Since the waiver of this covenant has not been obtained, the right to use this line to finance originations and purchases of mortgage loans could be restricted or terminated at the option of the lender.

       The Company's net worth as of June 30, 1997 was $376,838. The Company has received notification from Nasdaq stating that the Company has failed to maintain a $1.00 minimum bid price on its common stock and also does not appear to meet the $2,000,000 minimum in net tangible assets necessary for continued listing on the Nasdaq SmallCap Market. The Company must respond by October 22, 1997 with a plan and schedule to bring the Company into compliance with these requirements. In the event that Nasdaq does not accept the Company's plan for achieving compliance, a formal notice of deficiency would be issued by Nasdaq specifying a delisting date for the Company's common stock.

       These and other matters raise substantial doubt about the ability of the Company to continue as a going concern. See Item 6- "Management's Discussion and Analysis of Financial Condition and Results of Operation", and Note 12 under
Item 7- "Financial Statements", for a more complete discussion of issues concerning the viability of the Company and management's plans to address those issues.

LOAN FINANCING

       General. Although the Company's principal product is a non-conforming residential first mortgage loan with a fixed interest rate and term to maturity, it does offer a limited variable rate and second mortgage product and other programs, all of which the Company believes keeps its product line competitive in the marketplace without sacrificing underwriting guidelines. These loans are distinct from residential mortgage revolving lines of credit, not offered by the Company, which are generally secured by a second mortgage and typically carry a floating interest rate. The proceeds of the loan will usually be used by the borrower for debt consolidation or to refinance a first mortgage on his property. The homes used for collateral to secure most of the loans are single-family owner-occupied. As of June 30, 1997, approximately 11.2% of the outstanding loans serviced by the Company represent loans where the properties used as collateral to secure loans are non-owner occupied properties. Costs incurred by the borrower for loan origination, including origination points and appraisal, legal and title fees, are often included in the amount financed.

The following table summarizes the Company's lending activities during each of the periods indicated:

                                                                 Fiscal Year Ended
                                                                     June 30,
                                                      -----------------------------------------

                                                         1997            1996           1995
                                                      -----------    -----------    -----------
Principal amount of loans originated                  $79,323,000    $37,035,000    $29,542,000

Number of loans originated                                  1,601            757            722
Servicing portfolio:
  Serviced for the Company                            $ 5,205,000    $ 6,617,000    $ 3,610,000
  Serviced for purchasers of loans                      2,027,000      3,575,000      6,359,000
                                                      -----------    -----------    -----------
Total Loans Serviced                                    7,232,000     10,192,000      9,969,000

Loan sale proceeds:
  Loans sold servicing retained                                               --      1,616,000
  Loans sold servicing released - whole                 5,244,000     13,506,000     26,065,000
  Loans sold servicing released - retained interest    77,020,000     19,321,000             --
                                                      -----------    -----------    -----------
Total Sales                                            82,264,000     32,827,000     27,681,000

Gain on sales of loans (1)                              5,181,000      1,697,000      1,327,000
Overall gain on sale percentage (1)                          6.30%          5.17%          4.79%
Interest rate differential on loans sold with                2.70%          2.01%          1.89%
 a retained interest (2)
Premium received on whole loan sales (3)                     0.00%          2.27%          5.09%

(1) This is a gross gain on sale from all types of loan sales, and excludes any write-down of any asset with a retained interest (see "Sale of Mortgage Loan Pools"), which is netted against the gain on sale in the financial statements.

(2) This represents the average difference between the mortgage loan interest rate and the interest rate passed on to the purchaser of loans sold on a Servicing basis in Fiscal 1995, prior to giving effect to normal servicing costs of .5%. For 1996 and 1997, it represents the difference between the mortgage loan interest rate and the contractual rate paid by the purchaser of loans sold on an Interest-Only basis. Neither type of sale involves a cash premium or discount to the Company at the time of sale.

(3) This represents the net cash premium received on loans sold Whole. This percentage is calculated on the net proceeds (after premiums paid) divided by the principal amount of the loan.

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

       Delinquency information herein gives effect to all mortgage loans originated by the Company which are either retained in the Company's portfolio or which have been sold to third parties servicing retained. At June 30, 1997, the Company held real estate owned reflecting three foreclosed mortgage loans totaling $89,000. As of June 30, 1997, 21 borrowers have filed for protection under the federal bankruptcy laws, representing $627,000, or approximately 8.7% of the principal amount of the Company's servicing portfolio. Of the 21 borrowers who have filed for bankruptcy, 15 are making their scheduled payments on a timely basis.

       The following is a table setting forth certain information with respect to the aggregate delinquency rates for loans in the Company's loan portfolio and serviced loan portfolio:

                                                             Fiscal Year Ended
                                                                June 30,
                                             ------------------------------------------------

                                                 1997              1996              1995
                                             --------------   --------------    -------------
Number of loans                                        199               296              329
Amount of loans                              $   7,232,000    $   10,192,000    $   9,969,000

Delinquency period (1) (3):
   30-59 days                                         3.12%             3.50%            4.38%
   60-89 days                                         2.79%             2.13%            2.30%
   90-119 days                                        0.64%             0.83%            1.40%
   120 days and over                                  7.45%             5.59%            5.00%

Foreclosed properties (2)                             1.21%              .04%             .89%

Amount of loans owned by the Company         $   5,205,000    $    6,617,000    $   3,610,000

Amount of loans serviced for third parties       2,027,000         3,575,000        6,359,000


(1) Represents the dollar amount of delinquent loans as a percentage of the total "Amount of loans" as of the date indicated.

(2) Foreclosed property as a percentage of loans serviced and foreclosed properties. These amounts reflect foreclosures during the applicable period on mortgage loans originated since 1988.

(3) From time to time, the Company grants payment extensions or revises repayment schedules. The above information does not list as delinquent those payments for which extensions have been granted.

       In Fiscal 1995, 1996, and 1997, the Company experienced defaults which led to the foreclosure of the mortgaged property on 35, 11, and 19 loans, respectively. As a result of such foreclosures, the Company experienced an aggregate net loss on those related mortgage loans of $307,000, $130,000, and $195,000 during Fiscal 1995, 1996, and 1997, respectively.

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

SALE OF MORTGAGE LOANS

       As a fundamental part of its business and financing strategy, the Company intends to sell all of the loans it originates in the secondary mortgage market rather than holding such mortgage loans for its own account. Generally, the Company has sold its loans using one of three sales methods. The first method involves selling loans to third parties service-released (the Company no longer services the loan after the sale) with no further obligations or interest in the loan after the sale. The premium (or discount) on the loan is received (or deducted) in cash at the time of the sale. This method of loan sale is referred to as selling loans "Whole". In the second sales method, loans are sold service-retained (the Company continues to service the loan after the sale), with a residual interest and obligation. The interest the Company receives is a percentage of the interest portion of a borrower's loan payment, and the obligation owed in this case is a commitment by the Company to repurchase the loan, at the option of the investor who purchased the loan, if it should become over 90 days past due. The gain on sale recorded using the second sales method is calculated as the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate paid to the investor who purchased the loan less contractual servicing costs, referred to as a "Service" sale. The third sales method involves selling loans service-released with a residual interest and obligation. The interest due the Company is the same as with a Service sale except that there is no deduction to the investor for servicing costs, and the obligation by the Company in this case is twofold:
1) a commitment to repurchase a loan if the investor should discover an exception in the loan file as defined in the loan purchase agreement during the investor's quality control audit, and 2) a "first loss" provision, wherein if the loan is ever foreclosed upon by the investor and the investor should incur a loss upon the sale of the property, then the Company is obligated to reimburse the investor for the amount of loss. This third type of sale is referred to as an "Interest-Only" sale. An important distinction between the sales methods is that in a Whole loan sale, the cash premium is received at the time of sale, whereas in the other two methods the cash premium is received over the life of the loan as it is collected. See "Certain Accounting Considerations" under Item 7 for a more complete discussion of how the Service and Interest-Only sales are recorded.

    Prior to Fiscal 1994, the Company sold most of its mortgage loans in groups or "pools" of loans totaling anywhere from $500,000 to $2,000,000 a pool on a Service basis to banks, life insurance companies, and other entities. At June 30, 1997, the aggregate balance of loans outstanding subject to the residual repurchase obligation of the Service sale was $1,967,000, of which $23,000 was past due by over 90 days and subject to repurchase at the option of the investor.

       As loan volumes increased in subsequent years, the Company from time to time had difficulty accumulating pools of loans with the financing facilities and/or capital available to it, and would sell loans on a "Flow" basis (groups of loans totaling less than $500,000) to provide the liquidity needed during the periods of capital constraints. Loans sold on a Flow basis generally do not provide as high a margin as loans sold from a larger pool of loans as purchasers will generally pay a higher premium for a $2,000,000 pool of loans as compared to a $500,000 pool of loans.

       In March 1996, the Company commenced selling most of its mortgage loans to a major financial institution on an Interest-Only basis, who in turn placed the Company's loans (along with loans from other companies) into the asset-backed securitization market. The agreement with the major financial institution (referred to as the "Securitizer") allowed the Company to sell its loans on a Flow basis, but receive higher margins than would typically be expected for loans sold on a Flow basis. Pursuant to this agreement, the Company enters into separate commitments in which it commits to sell to the Securitizer a stated amount of mortgage loans during a stated period. The Securitizer is not obligated to purchase any mortgage loans from the Company under the agreement. Through June 30, 1997, the Company had sold approximately $96,292,000 of mortgage loans to the Securitizer pursuant to this agreement. No requests have been made by the Securitizer for reimbursement under the first loss provision of the Interest-Only sale on the $96,292,000 sold. The Company maintains an allowance for credit losses estimated to cover losses both from loans held by the Company for its own portfolio and for loans sold with a residual obligation.

       Subsequent to Fiscal 1997, the Company was able to obtain substantial warehouse lines and therefore the capability to accumulate pools of mortgages. With this capability, the Company decided in September 1997, primarily for liquidity reasons, to switch to selling loans on a Whole basis. While the loans sold under the agreement with the Securitizer generally result in a higher margin than loans sold Whole, the net cash flow from a Whole loan sale is generally more favorable than loans sold under the "Interest-Only" method, and the Company believes at this time the improved cash flow is more critical to the success of the Company than the higher margin. See "Liquidity and Capital Resources" under Item 7 herein for a more complete discussion of liquidity issues. In addition to improving cash flow, selling loans Whole to a variety of third party purchasers has allowed the Company to expand its product line and offer certain types of mortgages that were not part of the Securitizer's product line. Since the Securitizer would not purchase these recently introduced products, the Company, if it wished to originate such a loan, would have to hold the loan in its own portfolio until a purchaser was found, requiring the Company to use its own working capital to hold the loan until sale. However, the Company does not have a sales contract with any of these third party purchasers, and therefore the Company has no guarantee that its mortgage loans will be purchased at a given rate as the premium received on each sale of a pool of loans is negotiated at the time of sale. The Company does not currently hedge its sales against changes in interest rates, and does not believe the costs associated with hedging offset the risk taken by not hedging at this point in time. However, there can be no assurance that changes in interest rates in the future will not adversely affect the Company. The Company intends to continue to sell loans Whole until its cash flow situation has improved to a point where selling loans by other methods becomes more attractive.

BRANCH OFFICES

       In order to expand its loan production, the Company intends to continue development of a network of branch offices located primarily in the eastern half of the United States. Until September 1993, the Company originated and serviced loans only to Georgia residents from a single office located in Gainesville, Georgia. Since September 1993, the Company has opened and closed offices in several states, but currently maintains personnel in Florida, Illinois, Indiana, Michigan, Mississippi, North Carolina, Ohio, South Carolina, and Tennessee, and is licensed to do business in several other states where it does not maintain a salesperson. The Company currently maintains four processing centers, each with a regional manager, account representative, and a staff of loan processors. In some states, the Company may have one or more additional satellite offices which normally house a single account representative in an executive suite to focus on loan applications in a particular area within a state. All branch operations are overseen by regional managers. From time to time, the Company has closed unproductive processing or satellite offices, and has opened other offices in a different location or with new staff to maintain production standards. The purpose of a branch office is to originate loan production with final underwriting being approved at the Company's corporate offices. The Company expects that from the time a branch site is selected and such office opens, it will take several months before the branch attains desired loan production levels. The Company incurs expenses in connection with the opening of each branch office, prior to realizing any revenues. Costs are expensed as incurred. The Company embarked on a rapid expansion effort in Fiscal 1997 that did not produce the desired increase in loan originations. Several of the offices opened during that expansion effort have since been closed, and in some cases new personnel have been hired to replace those terminated. The Company intends to continue replacing personnel in offices it previously closed but will not add "new" branch offices until additional capital is available.

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

CUSTOMERS

       The most likely market for loans financed by the Company has been and will continue to be credit-impaired homeowners who are unable to obtain loans from conventional sources. Typical borrowers approved by the Company for loans are individuals who are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The inability of these borrowers to obtain conventional financing makes them willing to pay the higher rates charged by the Company. While the typical borrowers from the

Company may not present attractive credit histories, the Company has found and believes that these types of individuals nevertheless demonstrate an ability and desire to preserve their loans in good standing because the loans are secured by first mortgages on their primary residences. The Company obtained most of its mortgage applications from mortgage brokers in Fiscal 1997 (as opposed to soliciting the borrowers directly), and the Company anticipates that mortgage brokers will remain its most significant source of loan applications in the year ending June 30, 1998.

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

       The Company's operations are subject to regulation by state statutes governing loan interest rates and terms (i.e. usury statutes) and federal "truth-in-lending" laws governing disclosure requirements applicable to lenders. The Company believes it has complied in all material respects in the states in which it operates with state laws regarding the licensing of mortgage lenders and mortgage brokers.

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

       The TILA amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The Company intends to continue to collect prepayment fees on loans originated prior to the effectiveness of the TILA amendments and on non-Covered Loans as well as on Covered Loans in permitted circumstances. Because the TILA amendments did not become effective until October 1995, the level of prepayment fee revenue was not affected in 1995, but the level of prepayment fee revenue may decline in future years. The TILA amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company does not believe will have a material impact on its operations.

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

EMPLOYEES

       As of June 30, 1997, the Company had 80 full-time employees in its Credit Depot offices, and approximately 30 full and part-time employees in its Cash Back Mortgage subsidiary. The Company considers its relations with its employees to be satisfactory.

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


ITEM 2.  DESCRIPTION OF PROPERTIES.

       The Company's principal executive offices are located at 700 Wachovia Center, Gainesville, Georgia 30501, where it leases approximately 12,650 square feet of space at a monthly rental of $22,000. The lease for this office expires in October 1999. The Company also leases office space in each state that it maintains a branch office. The branch offices range from offices rented in an executive office suite of approximately 120 square feet to 3,000 square feet with monthly rents ranging from $350 to $4,000 per office. The Company anticipates that most of the additional branch offices it plans to open in the next 12 months will average less than 500 square feet. The Company believes that its corporate facilities are adequate for the Company's present and anticipated needs for at least the next 12 months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

       None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock has traded in the Nasdaq SmallCap Market under the symbol LEND since June 6, 1991. The following table sets forth the high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market for the periods indicated. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs, and may not necessarily represent actual transactions.

                                                           Common Stock
                                                           ------------
                                                      High              Low
                                                      ----              ---
Fiscal 1995
Quarter ended September 30, 1994                     $8.25            $ 6.50
Quarter ended December 31, 1994                       6.00              4.00
Quarter ended March 31, 1995                          5.13              2.50
Quarter ended June 30, 1995                           6.00             3.875

Fiscal 1996
Quarter ended September 30, 1995                      6.50              4.25
Quarter ended December 31, 1995                       7.00              3.00
Quarter ended March 31, 1996                         4.125             2.375
Quarter ended June 30, 1996                          3.875             2.125

Fiscal 1997
Quarter ended September 30, 1996                     4.625              2.50
Quarter ended December 31, 1996                       4.25            2.9375
Quarter ended March 31, 1997                        4.0625             3.375
Quarter ended June 30, 1997                           3.75              1.25


       As of June 30, 1997, the Company believes that there were in excess of 300 beneficial holders of its Common Stock.

       The Company's Convertible Secured Notes restrict its ability to pay dividends on its Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This section presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1997, 1996, and 1995. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements (see "ITEM 7. FINANCIAL STATEMENTS"). Also see "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" under "ITEM 1."

CERTAIN ACCOUNTING CONSIDERATIONS

       A portion of the Company's revenue consists of gain on loans sold by the Company servicing retained (a Service sale) or with servicing released but retaining an interest in the mortgage loan (an Interest-Only sale). The gross gain on a Service sale principally represents the present value of the difference between the interest rate paid by the borrower and the interest rate received by the investor who purchased the loans, reduced by a contractual loan servicing fee. The corresponding asset established to record this gain is the Servicing Asset. A separate reserve for prepayments is calculated and also concurrently recorded, which reduces the gross gain on sale. The corresponding asset established in connection with the gain on an Interest-Only sale is known as an Interest-Only Strip Receivable. In this type of sale, prepayment assumptions are included in and effectively reduce the gross gain on sale, so no separate reserve is recorded for prepayment. In both types of sales, the Company recognizes the gain on sale of loans in the fiscal year in which such loans are sold, although cash is received by the Company over the lives of the loans. Both types of assets are computed in part based upon, and amortized over, the estimated lives of the loans.

       Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows in both types of sales, the amount of cash actually received over the lives of the loans may exceed the gain previously recognized at the time the loans were sold. In subsequent years where such cash exceeds the previously recorded gain, the Company recognizes additional income and fees to the extent actual cash flows from such loans exceed the amortization of either type of asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Servicing Asset or Interest-Only Strip Receivable would be reduced through a charge to earnings in the period of adjustment. In Fiscal 1996 and 1997, actual prepayments did exceed those previously anticipated at the time of the sale for loans sold on a Service basis. Accordingly, during Fiscal 1997, the Company wrote off a portion of the value of the Servicing Asset previously recorded to reflect the actual prepayments incurred and the estimated net realizable value. This write-off was $39,000 in Fiscal 1997 and $119,000 in Fiscal 1996.

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



RESULTS OF OPERATIONS

         For Fiscal 1997, the Company realized a net loss of $3,363,000, of which $3,210,000 was realized in the last six months. The loss in the second half of Fiscal 1997 was the result of various factors. The Company had a marginally profitable quarter ending December 31, 1996 and began a rapid origination expansion program in January 1997, increasing its sales force from 13 persons in December 1996 to 24 persons in April 1997. Total employee headcount went from 67 to 85 persons during the same period as support personnel were added for the new salespeople. To help supplement loan originations when a majority of the sales force were recently hired, the Company executed several bulk purchases of loans. When these bulk purchase loans were eventually sold, the profit margins received on them were significantly less than anticipated. A contributing factor to the reduced margin on the sale of the bulk purchase loans and other loans sold was the relatively sharp rise in interest rates which occurred during the Company's third fiscal quarter ending April 30, 1997. The Company was unable to increase its rates on mortgage loans originated or purchased by it or increase its loan volumes to offset the reduced margins at the time of sale. The Company also experienced working capital shortages during Fiscal 1997. Because the Company had no warehouse lines of credit until the end of June 1997 and was funding all of its loan production with working capital, loan production was negatively impacted during these shortages. Many of the factors resulting in the loss for the quarter ending March 31, 1997, carried forward into the fourth fiscal quarter. The significant expense of the expansion effort was not matched by a corresponding increase in revenues. Several of the less productive offices opened during this expansion were recently closed, although not in time to positively affect the financial results for the year ended June 30, 1997. Also, in April 1997, the Company acquired Cash Back Mortgage Corporation, a telemarketing mortgage broker located in Cleveland, Ohio. This acquisition has not yet yielded the anticipated financial results and contributed to the loss for the Company as a whole in Fiscal 1997. As a result of continued operating losses, the Company requires additional capital to meet its working capital requirements and to increase its mortgage loan originations.

       Subsequent to June 30, 1997, the Company was able to obtain warehouse lines of credit of sufficient size to house most of the Company's current loan production, thereby decreasing the need to rely on working capital to perform this function. The change in sales method to a Whole loan basis has also provided more cash from loan sales than under the sales agreement with the Securitizer, allowing the Company, in conjunction with an expense reduction program, to improve its cash flow. Nevertheless, the Company is still operating with a negative cash flow and anticipates that it will continue to do so unless it can restructure its interest and dividend payments. To that end, the Company has extended an offer to its 10% Convertible Debt Holders and 9% Preferred Stock holders to exchange their securities for common stock at an exchange rate of $0.50 and $0.65 per share, respectively, for each dollar of security currently held by them. This offer is scheduled to expire on October 22, 1997. A prerequisite for this conversion offer to be accepted by the Company is the approval by a majority of the common shareholders of a one-for-five reverse stock split (to allow for, among other items, sufficient number of authorized shares to be issued in conjunction with the conversion offer). A special shareholders meeting has been scheduled for October 24, 1997 to vote upon this issue. The Company intends, subsequent to and largely dependent upon, the approval of the reverse stock split and conversion of a majority of the convertible securities to raise additional capital in the private placement of preferred stock. The Company has obtained a bridge loan to provide working capital until October 31, 1997, at which time the Company intends to close on the new financing. There can be no assurance that any of the proposals outlined above will be approved, accepted, or obtained, or even if they are that the Company can achieve positive cash flow or positive operating margins. Failure of the Company to obtain additional financing or make other arrangements for payment of the bridge loan by October 31, 1997 would probably result in cessation of the operations of the Company.

FISCAL YEAR ENDED JUNE 30, 1997 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1996

       The Company's net loss was $3,363,000 in Fiscal 1997 as compared to a net loss of $4,115,000 in Fiscal 1996, representing an improvement in operating results of 18%. This decrease in net loss was primarily the result of increased gain on sale, as revenues increased 159% to $3,640,000 and expenses increased 45% to $2,888,000 in Fiscal 1997 from Fiscal 1996. This improvement was not sufficient, however, to offset the costs of maintaining the Company's loan production and support operations and the costs of raising capital.

       Finance income and fees for Fiscal 1997 increased 15% to $757,000 in Fiscal 1997 from Fiscal 1996 as both the amount of Company's average loan portfolio and interest rate on that portfolio increased. The increase in the average size of the Company's loan portfolio balance was a result of the increased loan volume in Fiscal 1997. The average interest rate yield on mortgage loans originated in Fiscal 1997 increased by 0.52% to 12.05%, compared to an average of 11.53% in Fiscal 1996, a 4.5% increase. This increase was primarily a result of the Company purchasing more loans in the "C" and "D" credit grade as compared to loans originated in Fiscal 1996.

       Gains on sales of mortgage loans increased to $5,142,000 for Fiscal 1997 from $1,578,000 during Fiscal 1996 due to the increased volume of loan sales and the higher margins received on those sales. The Company sold $82,264,000 of loans in Fiscal 1997 as compared to $37,035,000 in Fiscal 1996. The gain on sale margin on the loans sold also improved as the average gain on sale percentage increased from 5.17% to 6.30%, or a 22% improvement in Fiscal 1997 from Fiscal 1996, reflecting the change in sales methods. For most of the first three quarters of Fiscal 1996, loans were sold on a Whole basis, whereas for all of Fiscal 1997 loans were sold with a retained interest.

       Salaries and employee benefits increased 53% to $4,194,000 in Fiscal 1997 from $2,734,000 in Fiscal 1996, reflecting the Company's expansion effort. The number of Company employees increased from 57 to 80 full-time employees, or 40%, from June 30, 1996 to June 30, 1997, exclusive of the 30 full and part-time personnel employed by Cash Back Mortgage Corporation acquired in April 1997.

       Legal and professional fees increased 82% to $525,000 in Fiscal 1997 from Fiscal 1996, with most of the increase in the form of consulting fees. Consultants were paid primarily in connection with assisting the Company locate additional financing or warehouse lines.

       Other operating expenses increased by 50% to $2,893,000 in Fiscal 1997 from Fiscal 1996. A substantial portion of the expenses in this category increased as a result of the 40% increase in number of employees between the comparable periods. However, increases in certain expenses were incurred in connection with the loan origination expansion effort undertaken in Fiscal 1997 and not directly attributable to just an increase in the number of employees. The largest of these types of increases was in Advertising & Promotion expense, which increased $109,000 from Fiscal 1996 to Fiscal 1997.

       Interest expense and amortization of deferred financing costs increased 20% to $1,444,000 in Fiscal 1997 from Fiscal 1996 as the Company had most of the $9,000,000 in convertible debt raised during the summer of 1996 outstanding for Fiscal 1997. In addition, costs incurred with raising this debt also began amortizing in Fiscal 1997 and increased the expense for this category.


FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

       The Company's net loss was $4,115,000 in Fiscal 1996 as compared to $4,791,000 in Fiscal 1995, representing an improvement in operating results of 14%. This decrease in net loss reflected the Company's increase in loan production coupled with maintaining operating costs relatively constant. Originations were increased approximately 25% while personnel costs increased only 0.8%. This improvement was not sufficient, however, to offset the costs of maintaining the Company's loan production and support operations and the costs of raising capital. During Fiscal 1996 the Company did not make any significant reductions in its infrastructure, despite having limited capital, in order to mitigate the negative impact that such a reduction would have had on the Company's ability to originate loans once its capital situation.

       Mortgage interest rates on loans originated by the Company declined during Fiscal 1996 in part as the Company's product mix was weighted more towards higher credit (and thus lower interest rate) loans than in Fiscal 1995, resulting in a reduced average coupon on loans originated during the period.

       Finance income and fees for Fiscal 1996 increased by $73,000 to $640,000 from Fiscal 1995 primarily as a result of an increase in the Company's average loan portfolio. The increase in the average size of the Company's loan portfolio balance was a result of the increased loan volume in Fiscal 1996. The average interest rate yield on mortgage loans originated in Fiscal 1996 declined by 1.45% to 11.53% compared to an average of 12.98% in Fiscal 1995, a 11.2% decline. This decline was primarily a result of the Company originating higher credit grade loans in Fiscal 1996 than in Fiscal 1995.

       Gains on sales of mortgage loans increased to $1,578,000 for Fiscal 1996 from $984,000 during Fiscal 1995 due to the increased volume of loan sales and the higher margins received on sales made after February 1996 to the Securitizer. Gains in Fiscal 1995 represent sales of loans primarily sold on a Whole basis. During Fiscal 1996, the Company sold no loans on a Service basis as compared with $1,616,000 in Fiscal 1995, and sold $32,827,000 on a servicing released basis in Fiscal 1996 as compared to $26,100,000 in Fiscal 1995. Many of the loans sold on a servicing released basis in Fiscal 1996 were sold as part of Interest-Only sales with a margin significantly higher than the margin on the Whole loan sales in Fiscal 1995.

       Salaries and employee benefits increased 0.8% to $2,734,000 in Fiscal 1996 from $2,712,000 in Fiscal 1995, reflecting the Company's plan to curtail its expansion efforts and limit compensation increases until access to adequate capital could be obtained.

       Provision for credit losses was $185,000 in Fiscal 1996 as compared to a $535,000 provision in Fiscal 1995. The reduction in provision was the result of an analysis that demonstrated that nearly all of the credit losses experienced in Fiscal 1996 and Fiscal 1995 related to loans originated prior to October 1994 at which point in time the Company began instituting a more stringent underwriting guideline. As the number of loans in the pre-October 1994 category has decreased due to sales and pay-offs, so has the corresponding provision for this category of loans.

       Other operating expenses increased by $132,000 to $1,980,000 in Fiscal 1996 from $1,828,000 in Fiscal 1995. Of the $158,000 increase, $128,000 is attributed to an increase in office space rental. Escalations in the rent for the Company headquarters in Georgia, combined with one-time payments for closing office space in Tennessee and North Carolina, accounted for the increase. There were no other significant increases in other operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

       By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. Additionally, even if the Company is generating net income, a portion of its revenues will consist of gain on sale of loans wherein cash is not received at the time of sale, but over the life of the mortgage loans. The Company has never generated a positive operating cash flow, and therefore has required and expects to continue to require additional financing to fund expansion and to support its infrastructure until such time as it can increase the volume of loan sales to a point wherein the cash received from the premium on those sales is greater than the total expenses of the Company, including debt service and payment of preferred dividends. During Fiscal 1997, the Company had losses of $3,363,000, which were funded primarily out of the proceeds of the convertible debt placement completed in August 1996 and the preferred stock offering completed in April 1997 and described below. Lack of substantial warehouse lines of credit, combined with capital restraints have periodically restricted the Company's ability to increase the volume of mortgage loans it originates, and have negatively impacted its ability to accumulate such loans until a sale could be arranged on more favorable terms. This has resulted in the Company selling loans simply to preserve cash flow as opposed to seeking the best price for its loans. With the recent addition of substantial warehouse lines of credit, the Company is currently in an improved position to accumulate loans to obtain more favorable pricing terms. However, to the extent that the Company is unable to obtain periodic infusions of capital or maintain substantial warehouse lines, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales into secondary markets of the loans the Company originates and purchases, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (5) other borrowings (discussed below), and (6) the conversion of the Excess Servicing Asset and Interest-Only Strip into cash over the lives of the loans in the servicing portfolio, including an advance against that conversion described more fully below.

         In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 8% Notes described below) and the remaining $2,300,000 of 8% Notes was exchanged for loans under a secured warehouse lending facility more fully described below.

       In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. The borrowings bore an interest rate of 10% per annum, payable monthly, secured by underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans were used to originate new mortgage loans in which the lenders will have participations. In October 1995, $2,500,000 of the borrowings were converted by the lenders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock (the 9% Preferred Stock) and warrants to purchase common stock. Of the remaining $500,000 of participations, $400,000 of the lenders converted their participations to common stock and lenders representing $100,000 of participations were repaid during Fiscal 1997. Of the original holders of the $6,400,000 of 9% Preferred Stock, one holder converted $100,000 into common stock during Fiscal 1997. Dividends on the 9% Preferred Stock are cumulative and payable in cash on a quarterly basis. The dividends for the quarter ending June 30, 1997 were not paid as a result of capital constraints.

       In January 1996, the Company obtained a $1,050,000 term loan at a 10% interest rate secured by certain mortgage loans of the Company. The loan was scheduled to mature in February 1997, and had an outstanding $925,000 principal balance at June 30, 1996. This loan was repaid in August 1996. In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above, which mature in February 1998.

       The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into Common Stock. During Fiscal 1997, holders representing $860,000 of the 10% Notes converted their notes into common stock.

       In November 1996, the Company entered into an agreement with the Securitizer wherein the Company can receive advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. This advance is repaid over 36 months and bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. At June 30, 1997, the Company had been advanced $2,101,000 net of repayments under this agreement.

       In March 1997, the Company obtained a total of $550,000 in warehouse lines of credit bearing an interest rate of 12% and expiring in one year. These lines have recently become unnecessary with the addition of the warehouse lines described below and are in the process of being retired.

       In April 1997, the Company placed $1,674,000 or 16,740 shares of a Series B 11% Redeemable Convertible Preferred Stock (the "11% Preferred Stock), convertible into common stock, resulting in net proceeds to the Company of approximately $1,498,000. Purchasers of the 11% Preferred Stock received warrants to purchase 669,000 shares of common stock at $2.50 per share. Both the 11% Preferred Stock and the warrants associated with them contain anti-dilution provisions. Dividends are payable quarterly in cash or in preferred stock until July 1998, when a penalty for paying dividends in stock becomes effective. The Company paid the June 30, 1997 dividends in preferred stock.

       In June 1997, the Company obtained a revolving warehouse line of credit for $3,000,000. This line was subsequently increased, and a second line was obtained in July 1997, bringing the total warehouse line capacity to $13,500,000 by August 1997 for these two lines. The Company is in technical default under one of the lines and will need to obtain a waiver of default or correct the default condition to maintain that line.

       In July and August 1997, the Company received a total of $850,000 in a private placement of convertible debt, intended to be a loan until the Company can complete a new financing of preferred stock (the loan being referred to as a "Bridge Loan"). The Bridge Loan is due October 31, 1997. The holders were issued warrants to purchase 2,875,000 shares of Common Stock at an exercise price of $.40 per share, subject to certain anti-dilution adjustments.

     The Company intends to raise additional capital in the form of preferred stock to meet its working capital needs and to repay the Bridge Loan. The Company believes that in order to attract additional investment at this time that, among other changes, its interest and dividend payment burden must be reduced. To accomplish this, an offering circular has been sent to the 9% Preferred Stock holders and the 10% Note holders to convert their securities into common stock at a limited time reduced conversion rate of $0.65 and $.50 per share, respectively. If a significant number of the holders accept the offer, then the Company will not have enough authorized shares to fulfill the offer. To insure enough available authorized shares, the Company has issued a special proxy statement to its common shareholders requesting approval of a one-for-five reverse stock split. The conversion offer expires on October 22, 1997, and the special shareholders meeting to vote upon the reverse stock split is scheduled for October 24, 1997. The Company believes it has sufficient capital to maintain normal operations through October 1997, but will require additional financing to repay the Bridge Loan and provide working capital beyond October 1997. It is the Company's goal, if the conversion offer receives significant acceptance and the reverse stock split is approved and additional financing is obtained, to minimize then reverse negative cash flow from the combination of reduced cash expenditures (including interest and cash dividends retired on the conversion offer as well as reducing overhead expenses) and improved cash flow on sales of loans from the change in sales methods discussed under "Sales of Mortgages". By generating a positive operating cash flow, the Company would have the ability to make its remaining debt and preferred dividend payments and avoid or delay the need for further financing in the fiscal year ending June 30, 1998, excluding warehouse lines of credit needed to accommodate increased loan volume. However, the potential achievement of positive cash flow is based upon several significant assumptions, including, among others, significant acceptance of the conversion offer, a reduction in cash expenditures, and an increase in loan origination volume, as to which there can be no assurance. The Company believes that obtaining additional financing would be very difficult given the Company's financial condition, and the Company believes that achieving a positive cash flow without acceptance of the conversion offer would be extremely difficult. Even if the Company is successful in obtaining additional financing, there can be no assurance that the Company would be able to generate a positive cash flow. In the event that the Company is unable to achieve positive cash flow, obtain additional financing, or make arrangements to satisfy the Bridge Loan, the Company could be required to scale back or cease its operations. See "Going Concern" at the end of this section.


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

GOING CONCERN

The Company had an accumulated deficit of $16,063,375 at June 30, 1997, and has incurred losses in every year since 1992. The Company has been unable to generate a sufficient amount of gain on sale of its mortgage loans to offset its operating and other expenses, and has been unable to achieve an appropriate return. The Company also has experienced significant operating cash flow deficiencies from time to time, including the Fiscal 1997 year.

The Company has approximately $1,260,000 in debt that will be due within the next twelve months. Subsequent to June 30, 1997, the Company was not in compliance with a minimum net worth covenant on one of its warehouse lines of credit and had not obtained a waiver of this convenient. As such, the warehouse lender could restrict or eliminate use of the line of credit. At June 30, 1997, the Company's net worth was $376,838. The Company received notification from Nasdaq that the Company has failed to maintain a $1.00 minimum bid price on its common stock and appears to have not maintained a minimum net worth of $2,000,000, both requirements for continued listing on the Nasdaq SmallCap Market. Nasdaq has given the Company until October 22, 1997 to respond with a plan to meet the requirements. If Nasdaq does not accept the Company's plan, a formal notice of deficiency will be issued specifying a delisting date for the Company's common stock. As such, there can be no assurance that the Company will continue to be listed on the Nasdaq SmallCap Market. Also, there can be no assurance that the Company will be able to obtain sufficient additional capital or, even if such capital is obtained, that the Company could generate positive operating gains or positive cash flow. Failure of the Company to improve its operating cash flow and obtain additional financing as needed would result in the curtailment or cessation of the Company's lending activities.

Management's Plans

The Company is currently in the process of extending a conversion offer to the holders of the 10% convertible secured notes and the Series "A" 9% convertible preferred stock in order to reduce interest expense and cash dividends as part of a plan to achieve positive operating cash flow and continue as a going concern. The conversion will also make the Company's balance sheet more attractive for the additional investment necessary for the Company to continue as a going concern. Since the Company does not have sufficient authorized shares to permit it to issue common stock pursuant to the conversion offer, the Company has called a special meeting of the common shareholders to approve a one-for-five reverse stock split. Besides creating enough authorized shares to issue for the conversion offer by reducing the number of shares outstanding, the Company believes the reverse split could cause the bid price of the Company's common stock to exceed $1.00. The Company also believes substantial acceptance of the conversion offer could give the Company a net worth in excess of $2,000,000. If the common stock price should remain over $1.00 and the net worth over $2,000,000, the Company believes it will meet the requirements for continued listing on the Nasdaq SmallCap Market.

If the reverse stock split is approved and the conversion offer is accepted by a significant number of the respective security holders, the Company plans to offer a private placement of up to $4,000,000 of Series "B" 11% convertible preferred stock. The Company intends to repay the Bridge Loan with the proceeds of this offering. The offering, if successful, would provide the Company with additional capital and improve the net worth of the Company. The Company estimates that the combination of a successful offering, maintaining the current level of warehouse lines of credit, and generating a positive cash flow from operations would allow lending operations to continue throughout the year ending June 30, 1998. However, there can be no assurance that any of the actions mentioned above will occur, or even if they do that the condition of the Company will substantially improve.

ITEM 7. FINANCIAL STATEMENTS.

         The following consolidated financial statements of Credit Depot Corporation are included in Item 8: (See page F-1)

       Consolidated balance sheets - June 30, 1997 and 1996.
       Consolidated statements of operations - Year ended June 30, 1997, 1996 and 1995.
       Consolidated statements of stockholders' equity - Year ended
       June 30, 1997, 1996 and 1995.
       Consolidated statements of cash flows - Year ended June 30, 1997, 1996 and 1995.
       Notes to consolidated financial statements - June 30, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

       None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The directors and executive officers of the Company are as follows:

Name                                 Age      Position
----                                 ---      --------
Craig J. Brunet                      49       Chairman of the Board

Gerald F. Sullivan                   56       President, Chief Executive Officer and Director

Ralph. J. DeBee, Jr.                 39       Vice President and Chief Operating Officer

Charles D. Farrahar                  36       Vice President and Chief Financial Officer

John C. Thomas                       44       Director and Treasurer

Samuel R. Dunlap, Jr.                48       Director

Joel C. Williams, Jr.                54       Director

Samuel S. Hemingway                  45       Director

Carlos Munoz                         60       Director


        CRAIG J.("C.J.") BRUNET was appointed Chairman of the Board in April 1996 and has been a director of the Company since January 1993. In addition, Mr. Brunet is a member of the Board of Intelnet International, a privately held management and integration company and President of the Lewisberg Group, a financial and management consulting firm. Prior to becoming Chairman of Credit Depot, Mr. Brunet served for three years as CEO and President of First Pacific Networks; Senior Vice President of Entergy Corporation, a multi-state regional electric utility holding company; Director of Strategic Planning for AT&T as well as responsibilities in finance, marketing and personnel over his 15 year career with AT&T; and Chairman of the Electric Power Research Institute Strategic Planning Committee from 1989 to 1991. Mr. Brunet is a Vietnam Veteran, flying 225 combat missions for the U.S. Army as an air observer and twice receiving the Purple Heart. He holds a bachelor of science degree in marketing from the University of Southwestern Louisiana and has received executive education from the Harvard-Kennedy School of Government, Wharton, M.I.T., Stanford, and Aspen Institute.

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

       RALPH J. DEBEE, JR. joined the Company in August 1996 as Chief Loan Officer and was promoted to Chief Operating Officer in May 1997. From 1988 to 1996, Mr. DeBee was the Senior Vice-President of Equicredit Corporation, a large sub-prime mortgage lender based in Jacksonville, Florida. Prior to joining Equicredit, from 1984 to 1988, Mr. DeBee ran his own mortgage company, originating and brokering loans to non-conventional lenders. From 1979 to 1984, he managed the Jacksonville office of Great Western Financial Service.

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

       CARLOS MUNOZ has been a Director of the Company since October 1996. Mr. Munoz is, and has been, since April 1995 the Executive Vice President and Chief Credit Officer of Dime Bancorp and Dime Savings Bank of New York, where he also is chairman of the Bank's Risk Management Committee. From June 1982 to March 1995, Mr. Munoz served as Senior Vice President and a member of the Credit Policy Committee of Citibank, N.A., responsible for credit oversight of part or all of Citibank's worldwide consumer banking activities as well as the private banking and global finance areas in Latin America. Prior to June 1982, Mr. Munoz held various positions with Citibank since joining the bank in 1959. Mr. Munoz is a graduate of Columbia College and is President of the Columbia College Alumni Association and a member of the College Board of Visitors. He also holds a Master's Degree in Economics from Columbia University. He is a member of the Advisory Council of the Credit Research Center of Purdue University, a Trustee of the Episcopal Diocese of New York and Vice President of the Episcopal Mission Society

       The information relating to compliance with Section 16(a) of the Exchange Act will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1997, and is incorporated herein by reference.


ITEM 10. EXECUTIVE COMPENSATION

       The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1997 and is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1997 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required under this item will be set forth in the Company's proxy statement to be filed with the Securities and Exchange Commission on or before October 28, 1997 and is incorporated herein by reference.

                                   PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.       Financial Statements. An index to the Consolidated Financial
              Statements appears on page F-1.

     2.       Schedules. All financial statement schedules are omitted
              because they are not applicable, not required under the
              instructions or all the information is set forth in the
              financial statements or notes thereto.
     3. Exhibits.
     3.1        Certificate of Incorporation of the Registrant, as amended (1)
     3.2        Certificate of Merger of Equithrift, Inc., a Georgia corporation, with and into the Registrant (1)
     3.3        By-Laws of the Registrant (1)
     3.4        Certificate of Designation of 9% Cumulative Convertible Preferred Stock (10)
     3.5        Certificate of Amendment of the Certificate of Incorporation (11)
     3.6        Certificate of Designation for Series B Preferred Stock (12)
     4.1        Indenture dated as of July 27, 1994 between the Company and SouthTrust
                Bank of Alabama, N.A., as Trustee (2)
     4.2        Form of Purchase Agreement between the Company and the Purchasers dated as of July 27, 1994 (2)
     4.3        First Supplement to Indenture dated February 1, 1995 (9)
     4.4        Second Supplement to Indenture dated March 31, 1995 (9)
     4.5        Registration Rights Agreement between the Company and The Robinson-
                Humphrey Company, Inc., dated as of July 27, 1994 (2)
     4.6        Redeemable Warrant to Purchase Common Stock issued to Robinson-
                Humphrey dated January 25, 1995 (9)
     4.7        Form of Convertible Mortgage Participation Purchase Agreement (9)
     4.8        Form of Warrant issued to purchasers of Convertible Mortgage Participations
                (9)
     4.9        Specimen Common Stock certificate (1)
     4.10       Form of Warrant issued to Placement Agent in connection with Preferred Stock
                Offering (10)
     4.11       Loan Agreement for 10% Convertible Secured Notes due 2001 (10)
     4.12       Form of Warrant issued to Placement Agent in connection with 10%
                Convertible Notes Offering (10)
     4.13       Form of Warrant issued to purchasers of  Series B Preferred Stock (12)
     4.14       Form of Warrant issued to Placement Agent in connection with Series B
                Preferred Stock Offering (12)
     4.15       Purchase Agreement and accompanying exhibits for convertible loan due
                October 31, 1997
     4.16       Form of Warrant issued to purchasers of convertible loan due October 31, 1997
     10.1       1990 Stock Option Plan (1)

         10.4       Employment Agreement with Gerald F. Sullivan (3)
         10.5       Specimen Loan Documents (1)
         10.6       Agreement by Guarantors (1)
         10.7       Loan and Credit Agreement dated June 16, 1993 between the Company and
                    TransAmerica Consumer Receivable Funding, Inc. (4)
         10.8       Lease for Registrant's facility (4)
         10.9       Lease of Registrant's additional facility space. (9)
         10.10      1993 Stock Option Plan (5)
         10.11      1993 Stock Option Plan, as amended (6)
         10.12      1993 Stock Option Plan, as amended (7)
         10.13      Sales Agreement with Greenwich Capital Financial Products dated October 4,
                    1994 (8)
         10.14      Repurchase Agreement between Greenwich Capital Financial Products and
                    Registrant dated February 1, 1995. (9)
         10.15      Consulting Agreement with Thieme Consulting (9)
         10.16      Purchase and Sale Agreement with Access Financial Lending Corp. (10)
         10.17      Repricing agreement with Heiko Thieme on certain securities (10)
         10.18      Warehouse Lending Agreement with NewSouth Equities, et.al. (10)
         10.19      Addendum to Warehouse Lending Agreement with NewSouth Equities, et.al.
                    (10)
         10.20      Promissory Note to NewSouth Equities, et. al. (10)
         10.21      Forward Commitment and Offset Agreement (11)
         10.22      Acquisition Agreement for Cash Back Mortgage Corporation
         21.1       List of Subsidiaries
         23.1       Consent of Independent Auditors
         27.0       Financial Data Schedule (for SEC use only).

(b)      Reports on Form 8-K.

         The Company filed one report on Form 8-K during the three month period ended June 30, 1997, on May 2, 1997. This report described 1) the placement of $1,674,000 of Series B Preferred Stock and 2) the acquisition of Cash Back Mortgage Corporation.

------------------

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

         1993 filed and is incorporated herein by reference.
(7) This exhibit was filed as an exhibit to the Company's proxy statement dated March 21, 1995 and is incorporated herein by reference.
(8) This exhibit was filed as an exhibit to the Company's report on Form 8-K, filed with respect to a reported event dated November 18, 1994 and is incorporated herein.
(9) This agreement was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1995, and is incorporated herein by reference.
(10) This exhibit was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1996, and is incorporated herein by reference.
(11) This exhibit was filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended December 31, 1996 and is incorporated herein by reference.
(12) This exhibit was filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended March 31, 1997 and is incorporated herein by reference.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 10th day of October, 1997.

                                     CREDIT DEPOT CORPORATION

                                     By: /s/ Gerald F. Sullivan
                                         -------------------------------
                                           Gerald F. Sullivan, President

       In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.



       Signature                                Title                                         Date
       ---------                                -----                                         ----

/s/ Gerald F. Sullivan              President, Chief Executive                          October 10, 1997
--------------------------          Officer and Director
Gerald F. Sullivan


/s/ Craig J. Brunet                 Chairman of the Board                               October 10, 1997
--------------------------
Craig J. Brunet


/s/ Charles D. Farrahar             Chief Financial Officer                             October 10, 1997
 -------------------------          and Vice President
Charles D. Farrahar

/s/ John C. Thomas, Jr.             Director and Treasurer                              October 10, 1997
--------------------------
 John C.Thomas

/s/ Samuel R. Dunlap, Jr.           Director                                            October 10, 1997
--------------------------
Samuel R. Dunlap, Jr.


/s/ Joel C. Williams, Jr.           Director                                            October 10, 1997
--------------------------
Joel C. Williams, Jr.


/s/ Samuel S. Hemingway             Director                                            October 10, 1997
--------------------------
Samuel S. Hemingway

/s/ Carlos Munoz                    Director                                            October 10, 1997
--------------------------
Carlos Munoz

                            CREDIT DEPOT CORPORATION

                          AUDITED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1997, 1996 AND 1995

                                    CONTENTS

Report of Independent Auditors..............................   F-2
Consolidated Balance Sheets.................................   F-3
Consolidated Statements of Operations.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Consolidated Statements of Cash Flows.......................   F-6
Notes to Consolidated Financial Statements..................   F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credit Depot Corporation

     We have audited the accompanying consolidated balance sheets of Credit Depot Corporation and subsidiaries (the "Company") as of June 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Depot Corporation and subsidiaries at June 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 12, the Company has incurred significant recurring operating losses and significant operating cash flow deficiencies, has significant amounts of debt maturing within the next fiscal year, and has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 12. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

August 29, 1997



                                                  /s/ Ernst & Young, LLP

                            CREDIT DEPOT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Loans receivable (Notes 2 and 4):
  Consumer, collateralized by real estate...................  $  5,517,002    $  6,958,903
  Allowance for credit losses...............................      (260,484)       (250,260)
                                                              ------------    ------------
Net loans receivable........................................     5,256,518       6,708,640
Cash........................................................     1,332,934       1,681,433
Cash subject to withdrawal restrictions (Note 7)............       203,318          25,887
Property and equipment (Note 2).............................       524,695         493,560
Real estate held for sale...................................        89,021          42,397
Other assets:
  Receivable due from related parties (net of a reserve of
     $200,000 and $-- for 1997 and 1996, respectively)......        17,398         222,209
  Prepaid expenses and other assets.........................       269,750         345,064
  Servicing asset (Note 5)..................................        77,007         193,038
  Interest-only strips receivable (Note 5)..................     7,268,930       1,317,075
  Accrued interest receivable...............................        35,503         113,577
  Deferred financing costs..................................     1,338,822         957,158
  Goodwill..................................................       910,825              --
                                                              ------------    ------------
          Total assets......................................  $ 17,324,721    $ 12,100,041
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible notes (Note 7)..................................  $ 10,440,000    $  8,500,000
Warehouse line of credit (Note 7)...........................     3,356,386              --
Advance on interest-only strips receivable (Note 7).........     2,100,651              --
Other borrowings (Note 7)...................................       500,000       1,925,000
Accounts payable............................................       291,235          54,393
Accrued liabilities.........................................        85,340         329,322
Dividends payable...........................................       174,271         144,000
                                                              ------------    ------------
Total liabilities...........................................    16,947,883      10,952,715
Commitments (Note 9)
Stockholders' equity (Notes 3 and 11):
  Series "A" Preferred stock, $.001 par value; 2,000,000
     shares authorized, 315,000 and 320,000 shares issued at
     June 30, 1997 and 1996.................................           315             320
  Series "B" Preferred Stock, $.001 par value; 60,000 shares
     authorized, 16,740 shares issued at June 30, 1997......            17              --
  Common stock, $.001 par value; 15,000,000 shares
     authorized, 4,072,761 and 3,378,761 shares issued and
     outstanding at June 30, 1997 and 1996..................         4,073           3,379
  Additional paid-in capital................................    16,435,808      13,242,231
  Accumulated deficit.......................................   (16,063,375)    (12,098,604)
                                                              ------------    ------------
          Total stockholders' equity........................       376,838       1,147,326
                                                              ------------    ------------
          Total liabilities and stockholders' equity........  $ 17,324,721    $ 12,100,041
                                                              ============    ============

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED JUNE 30,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Revenues:
  Finance income and fees earned....................  $   756,847    $   640,390    $   566,648
  Gain on sale of receivables.......................    5,141,695      1,578,088        898,546
  Other.............................................       19,918         60,421        113,148
                                                      -----------    -----------    -----------
                                                        5,918,460      2,278,899      1,578,342
Expenses:
  Salaries and employee benefits....................    4,194,149      2,733,814      2,711,812
  Legal and professional fees.......................      525,333        288,012        347,041
  Other operating expenses..........................    2,893,121      1,980,443      1,828,387
  Provision for credit losses (Note 4)..............      225,231        185,000        534,899
  Interest expense and amortization of financing
     costs..........................................    1,443,625      1,206,450        947,141
                                                      -----------    -----------    -----------
                                                        9,281,459      6,393,719      6,369,280
                                                      -----------    -----------    -----------
Loss before provision for income taxes..............   (3,362,999)    (4,114,820)    (4,790,938)
Provision for income taxes (Note 8).................           --             --             --
Net loss............................................  $(3,362,999)   $(4,114,820)   $(4,790,938)
                                                      -----------    -----------    -----------
Preferred dividends.................................      601,772        415,677             --
                                                      -----------    -----------    -----------
Net loss attributable to common shareholders........  $(3,964,771)   $(4,530,497)   $(4,790,938)
                                                      ===========    ===========    ===========
Net loss per share of common stock (Note 2).........  $     (1.07)   $     (1.34)   $     (1.42)
                                                      ===========    ===========    ===========
Weighted average shares outstanding.................    3,701,574      3,378,761      3,380,386
                                                      ===========    ===========    ===========

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      PREFERRED STOCK
                             ----------------------------------
                                SERIES "A"        SERIES "B"         COMMON STOCK      ADDITIONAL                       TOTAL
                             ----------------   ---------------   ------------------     PAID-IN     ACCUMULATED    STOCKHOLDERS'
                             SHARES    AMOUNT   SHARES   AMOUNT    SHARES     AMOUNT     CAPITAL       DEFICIT         EQUITY
                             -------   ------   ------   ------   ---------   ------   -----------   ------------   -------------
Balance at July 1, 1994....       --    $ --       --     $--     3,378,761   $3,379   $ 7,788,382   $(2,777,169)    $ 5,014,592
  Net loss.................       --      --       --      --            --      --             --    (4,790,938)     (4,790,938)
                             -------    ----    ------    ---     ---------   ------   -----------   ------------    -----------
Balance at June 30, 1995...       --      --       --      --     3,378,761    3,379     7,788,382    (7,568,107)        223,654
  Issuance of preferred
    stock..................  320,000     320       --      --            --      --      5,453,849            --       5,454,169
  Dividends declared on
    preferred stock........       --      --       --      --            --      --             --      (415,677)       (415,677)
  Net loss.................       --      --       --      --            --      --             --    (4,114,820)     (4,114,820)
                             -------    ----    ------    ---     ---------   ------   -----------   ------------    -----------
Balance at June 30, 1996...  320,000     320       --      --     3,378,761    3,379    13,242,231   (12,098,604)      1,147,326
  Issuance of preferred
    stock..................       --      --    16,740     17            --      --      1,412,266            --       1,412,283
  Dividends declared on
    preferred stock........       --      --       --      --            --      --             --      (601,772)       (601,772)
  Conversion of preferred
    stock..................   (5,000)     (5)      --      --        40,000       40           (35)           --              --
  Conversion of convertible
    loan participation.....       --      --       --      --       160,000      160       399,840            --         400,000
  Conversion of convertible
    debt...................       --      --       --      --       344,000      344       838,656            --         839,000
  Issuance of common
    stock..................       --      --       --      --       150,000      150       542,850            --         543,000
  Net loss.................       --      --       --      --            --      --             --    (3,362,999)     (3,362,999)
                             -------    ----    ------    ---     ---------   ------   -----------   ------------    -----------
Balance at June 30, 1997...  315,000    $315    16,740    $17     4,072,761   $4,073   $16,435,808   $(16,063,375)   $   376,838
                             =======    ====    ======    ===     =========   ======   ===========   ============    ===========

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JUNE 30,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss.........................................  $ (3,362,999)   $ (4,114,820)   $ (4,790,938)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Provision for credit losses....................       225,231         185,000         534,899
  Depreciation and amortization..................       393,983         672,673         401,184
  Changes in operating assets and liabilities:
     Cash subject to withdrawal restrictions.....      (177,431)        (25,887)             --
     Due from related parties....................       204,811         (22,515)       (171,846)
     Prepaid expenses and other..................        95,148          12,558         353,429
     Deferred financing costs....................      (600,964)        191,004        (759,050)
     Loans originated............................   (79,322,866)    (37,035,070)    (29,541,542)
     Loans repurchased...........................    (3,115,846)     (1,061,976)     (1,620,140)
     Deferred fee income.........................            --          (8,672)         (9,716)
     Servicing asset.............................       116,031         218,864         618,308
     Interest-only strips receivable.............    (5,951,855)     (1,317,075)             --
     Proceeds from loans sold -- servicing
       retained..................................            --              --       1,616,359
     Proceeds from loans sold -- servicing
       released..................................    82,263,716      32,827,220      26,064,652
     Principal collections on loans not sold.....     1,401,890       1,801,102       2,483,118
     Accounts payable and accrued liabilities....      (530,725)        (25,571)         11,992
                                                   ------------    ------------    ------------
Net cash used in operating activities............    (8,361,876)     (7,703,165)     (4,809,291)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment...............      (177,538)        (94,933)       (220,294)
Disposal of property and equipment...............            --          37,599              --
Purchase of assets and liabilities, net of cash
  received.......................................       (25,905)             --              --
                                                   ------------    ------------    ------------
Net cash used in investing activities............      (203,443)        (57,334)       (220,294)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from preferred stock issuance.......     1,412,283       2,954,169              --
Dividends on preferred stock.....................      (427,500)       (415,677)             --
Proceeds from warehouse line of credit...........     3,356,386              --      25,511,084
Payments on warehouse line of credit.............            --              --     (26,632,640)
Proceeds from issuance of convertible notes......     2,800,000       7,570,000       5,550,000
Payment on issuance of convertible notes.........            --      (5,550,000)             --
Proceeds from other borrowings...................     2,100,651       3,250,000       1,300,000
Payment on other borrowings......................    (1,025,000)       (125,000)             --
                                                   ------------    ------------    ------------
Net cash provided by financing activities........     8,216,820       7,683,492       5,728,444
                                                   ------------    ------------    ------------
Net (decrease) increase in cash..................      (348,499)        (77,007)        698,859
Cash at beginning of period......................     1,681,433       1,758,440       1,059,581
                                                   ------------    ------------    ------------
Cash at end of period............................  $  1,332,934    $  1,681,433    $  1,758,440
                                                   ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest.........  $  1,194,232    $    654,877    $    680,556
                                                   ============    ============    ============
Conversion of loans receivable to real estate
  held for sale..................................  $    645,202    $    491,667    $    969,489
                                                   ============    ============    ============

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

1.  BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Credit Depot Corporation ("CDC" or the "Company") was organized in August 1990 under the name of NBL Corporation. Concurrent with its formation, NBL was merged with the business of Equithrift, Inc. (the "Predecessor Company") and its name changed to Credit Depot Corporation. CDC expanded operations in the fiscal year ended June 30, 1994 ("Fiscal 1994") into South Carolina, North Carolina, Ohio, Florida and Tennessee through the creation of wholly owned subsidiaries. Prior to Fiscal 1994, the Company operated solely in Georgia. During the year ended June 30, 1996, CDC expanded operations into Missouri and Kentucky. During the year ended June 30, 1997, the Company expanded operations into Illinois, Michigan, Mississippi and Indiana and discontinued branch operations in Missouri and Kentucky. Reference herein to the "Company" includes CDC and its wholly owned subsidiaries.

     CDC is a mortgage finance company which provides residential first mortgage loans through its branch offices. The Company's borrowers are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The Company is subject to competition from other financial institutions.

     On April 1, 1997, the Company acquired Cash Back Mortgage Corporation ("Cash Back") through a newly-organized wholly owned subsidiary of the Company, Cash Back Acquisition Corporation. Cash Back is a mortgage finance company which provides residential first mortgage loans generally to individuals in Ohio. The Company acquired substantially all of the assets and liabilities of Cash Back in exchange for 150,000 shares of common stock in the Company at the date of acquisition. An additional 600,000 shares of common stock in the Company are currently held in escrow for future distribution in accordance with the purchase agreement to the shareholders of Cash Back. Additional consideration is based solely on the achievement of various performance targets by Cash Back. The acquisition of Cash Back was accounted for as a purchase. The results of three months of operations of Cash Back are included in the consolidated financial statements. In conjunction with this transaction, goodwill of $910,825 was recorded. This amount is being amortized on a straight-line basis over 15 years. Goodwill is measured periodically for impairment and any impairment is recognized as a charge to current period earnings.

     During fiscal year 1997, the Company sold the majority of its loan production to a major loan securitizer for inclusion in asset securitizations.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowance for credit losses and valuation of the interest-only strips receivable. In connection with the determination of the allowance for credit losses, management considers independent appraisals previously obtained for all properties while prepayment experience, both Company and industry, is used as the basis for estimating future prepayment rates in valuing the interest-only strips receivable. Additionally, the ultimate collectibility of the Company's loans receivable are susceptible to changes in market conditions.

                            CREDIT DEPOT CORPORATION

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

     Interest income on loans receivable is recognized over the term of the loans using methods which generally result in level rates of return on principal amounts outstanding. Loans receivable are generally placed on nonaccrual status when full payment of principal or interest is in doubt.

     Gain on sale of receivables principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on to the purchaser of the receivables, after considering the effects of estimated prepayments and in the case of loans sold with servicing retained, contractually specified servicing fees. Gains on the sale of loans receivable are recorded on the settlement date generally using the specific identification method. Gains on the sale of a portion of a loan are based on the relative fair market value of the loan portion sold as compared to that portion retained.

     Finance income includes servicing fees and interest income on loans retained by the Company. The servicing asset is carried at the lower of amortized cost or fair value. Interest-only strips receivable are carried at fair value.

     The fair value of the interest-only strip receivable is analyzed quarterly by the Company on a dissaggregated basis to determine whether prepayment and default experience has an impact on this fair value. Expected cash flows of the underlying loans sold are reviewed based upon current economic conditions and are revised as necessary using the original discount rate used in calculating the gain on sale. The interest-only strip receivable is classified as a trading security. Accordingly, unrealized gains and losses are recorded in income.

LOAN RECEIVABLES

     All loans receivable are considered to be held for sale and are carried at the lower of aggregate cost or market values. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on loans receivable held for sale at June 30, 1997 and 1996.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Loans receivable are recorded on the balance sheet at an amount that approximates fair market value. The servicing asset is periodically evaluated for impairment and, as such, are recorded at values that approximate fair market value. Interest-only strips receivable are recorded at fair value. The carrying value of fixed rate debt is a reasonable estimate of fair value due to the relatively stable rate environment during the fiscal year and the time period in which the debt was originated.

                            CREDIT DEPOT CORPORATION

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of furniture and equipment (five years) or the term of the related lease.

     Property and equipment are as follows:

                                                                    JUNE 30,
                                                              ---------------------
                                                                 1997        1996
                                                              ----------   --------
Furniture and equipment.....................................  $1,138,407   $854,390
Leasehold improvements......................................      64,679     63,495
                                                              ----------   --------
                                                               1,203,086    917,885
Less accumulated depreciation and amortization..............     678,391    424,325
                                                              ----------   --------
                                                              $  524,695   $493,560
                                                              ==========   ========

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

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

     During the year ended June 30, 1997, the Company adopted the requirements of FASB Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new standard requires application of a financial components approach that focuses on control and recognition of financial assets and liabilities upon execution of a transfer of such instruments. FASB Statement No. 125 is required to be applied to transfers of assets occurring after January 1, 1997. The effect of adopting the new standard was not material.

     In February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128, "Earnings Per Share." This new standard establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. FASB Statement No. 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 and makes them

                            CREDIT DEPOT CORPORATION
comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of earnings for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. FASB Statement No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted.

     In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 130, "Reporting Comprehensive Income," which is effective for annual and interim periods ending after December 15, 1997. This statement requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     In June 1997, the Financial Accounting Standards Board issued FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods ending after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers.

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

     As partial consideration for successfully obtaining a $6,000,000 warehouse line of credit, the Company granted warrants to purchase 200,000 shares of common stock exercisable through May 31, 2003 at $9.00 per share to certain intermediaries. This warehouse line of credit matured on June 16, 1995 and was not renewed.

     As partial consideration related to obtaining a $3,000,000 financing arrangement discussed in Note 7, the Company granted warrants to purchase 201,389 shares of common stock exercisable through August 12, 2000 at $2.50 per share to an underwriter.

     As partial consideration for successfully obtaining $5,550,000 in convertible notes, as discussed in Note 7, the Company granted warrants to purchase 92,500 shares of common stock exercisable through January 25, 2000 at $7.25 per share to an investment banker.

     As partial consideration for successfully obtaining a $2,300,000 warehouse lending agreement, as discussed in Note 7, the Company granted warrants to purchase 920,000 shares of common stock exercisable through June 30, 2001 at $2.50 per share, subject to certain anit-dilution adjustments.

     As partial consideration for successfully obtaining a financing agreement with Greenwich Capital, as discussed in Note 7, the Company granted warrants to purchase 300,000 shares of common stock at a price of $5.25 per share exercisable at the option of the lender at any time on or prior to November 8, 2000.

     As partial consideration for successfully obtaining $6,400,000 in Series "A" Convertible Preferred Stock, as discussed in Note 7, the Company granted warrants to an underwriter to purchase up to 146,250 shares of common stock at a price of $2.50 per share, subject to certain anti-dilution adjustments, exercisable at the option of the underwriter at anytime on or prior to October 10, 1999.

                            CREDIT DEPOT CORPORATION

     As partial consideration for obtaining $9,000,000 in 10% convertible secured notes, as discussed in Note 7, the Company granted warrants to purchase 540,000 shares of common stock exercisable through August 12, 2000 at $2.50 per share, subject to certain anti-dilution adjustments, to the underwriter.

     As partial consideration for obtaining $1,674,000 in 11% Series "B" Convertible Redeemable Preferred stock, as discussed in Note 7, the Company granted warrants to purchase 669,600 shares of common stock exercisable through April 21, 2002 at $2.50 per share, subject to certain anti-dilution adjustments, to the underwriter.

     As partial consideration for obtaining two warehouse lines-of-credit totaling $550,000, as discussed in Note 6, the Company granted warrants to purchase 18,000 shares of common stock exercisable through March 25, 1999 at $3.25 per share to an agent.

     As partial consideration for services in connection with investor relations, the Company granted warrants to purchase 150,000 shares of common stock exercisable through November 1, 2001 at $2.50 per share.

     As partial consideration for consulting services, the Company granted warrants to purchase 40,000 and 35,000 shares of common stock exercisable through December 19, 1997 and January 15, 2001 at $5.25 and $4.00 per share, respectively.

4.  LOANS RECEIVABLE

     Prior to June 30, 1994, sales of loans were generally made with the provision that the Company would repurchase at the request of the investor any loan that becomes past due by over 90 days or in accordance with those circumstances which may occur from time to time as outlined in the respective sale agreements. Investors may not request or demand repurchase without cause as defined in the respective sale agreement. The balance subject to repurchase under these agreements included in the Company's servicing portfolio is $1,967,000. Loans sold during 1996 and 1997 to a major loan securitizer are subject to limited recourse provisions. At June 30, 1997, the aggregate balance of loans originated by the Company subject to limited repurchase provisions was approximately $82,483,000, of which none was past due over 90 days and subject to repurchase at the option of the investor. These loans were sold servicing released with an interest-only strip retained on the loans. At June 30, 1997 the Company's servicing portfolio totaled approximately $7,232,000 including approximately $5,205,000 of Company-owned loans receivable.

     It is the Company's experience that a substantial portion of the Company's loan portfolio generally is sold, repaid or foreclosed upon before contractual maturity dates. Additionally, the Company may extend the maturity of a loan receivable for past due payments.

     At June 30, 1997, there were loans receivable with an aggregate principal balance of approximately $379,000 for which the accrual of interest had been suspended. Borrowers with loans totaling approximately $626,965 were paying under a court-approved bankruptcy plan at June 30, 1997. Of this amount, 6 borrowers representing $203,418 aggregate principal balance were delinquent per the terms of the bankruptcy plan.

                            CREDIT DEPOT CORPORATION

     Changes in the allowance for credit losses were as follows:

Balance as of June 30, 1995.................................  $ 184,794
  Provision for credit losses...............................    185,000
  Charge-offs...............................................   (171,584)
  Recoveries................................................     52,050
                                                              ---------
Balance as of June 30, 1996.................................    250,260
  Provision for credit losses...............................    225,231
  Charge-offs...............................................   (235,657)
  Recoveries................................................     20,650
                                                              ---------
Balance as of June 30, 1997.................................  $ 260,484
                                                              =========

     The allowance for credit losses includes a provision for credit losses that may be incurred as a result of the obligation to repurchase certain loans sold. This reserve is included in the allowance for credit losses since it has been the Company's practice to repurchase loans sold to investors under continuing servicing agreements prior to foreclosure. The resulting gain or loss on the foreclosed property is recognized on the books of the Company.

5.  SERVICING ASSET AND INTEREST-ONLY STRIPS RECEIVABLE

     The servicing asset represents the unamortized balance of previously recognized servicing rights and excess servicing receivables This amount is amortized over the estimated lives of the underlying receivables sold. The carrying value of the servicing asset at June 30, 1997, 1996, and 1995 approximates fair value.

     The activity in the servicing asset is summarized as follows:

                                                           YEAR ENDED JUNE 30,
                                                    ----------------------------------
                                                      1997        1996         1995
                                                    --------    --------    ----------
Balance, beginning of year........................  $193,038    $411,902    $1,030,210
Additions from sales of loans receivable..........        --          --       257,321
Unscheduled amortization..........................   (81,421)   (118,765)     (605,118)
Scheduled amortization............................   (34,610)   (100,099)     (270,511)
                                                    --------    --------    ----------
Balance, end of year..............................  $ 77,007    $193,038    $  411,902
                                                    ========    ========    ==========

     The interest-only strips receivable represents the unamortized balance of the present value of the interest rate differential between the rate charged to the borrower and the contractual rate paid by the Company to the investor for the pool of loans after taking into consideration the Company's estimate for any early prepayments and bad debt expense resulting from the sale of loans servicing released. This amount is amortized in relation to the related cash flows over the estimated lives of the underlying receivables sold. Discount rates of 12% and 9% were used to compute the interest-only strips receivable at June 30, 1997 and 1996, respectively. The carrying value of the interest-only strips receivable at year-end approximates fair value.

     The activity in the interest-only strips receivable account is summarized as follows:

                                                                YEAR ENDED JUNE 30,
                                                             -------------------------
                                                                1997           1996
                                                             -----------    ----------
Balance, beginning of year.................................  $ 1,317,075    $       --
Additions from sales of loans receivable...................    7,162,973     1,384,843
Scheduled amortization.....................................   (1,211,118)      (67,768)
                                                             -----------    ----------
Balance, end of year.......................................  $ 7,268,930    $1,317,075
                                                             ===========    ==========

                            CREDIT DEPOT CORPORATION

     In fiscal 1997 and 1996, the Company recognized approximately $40,000 and $119,000, respectively, in expenses related to the write down of the servicing asset resulting from unanticipated prepayments. These prepayments are primarily a result of certain competitors targeting the higher interest rate loans serviced by the Company (and primarily originated subject to underwriting practices prior to fiscal 1994) and refinancing such loans at lower interest rates.

6.  MORTGAGE WAREHOUSE LINE-OF-CREDIT

     On June 11, 1997, the Company obtained a $3,000,000 mortgage warehouse line-of-credit from a mortgage warehouse lender. The Company utilizes this line-of-credit for the purpose of financing the origination of single family residential mortgage loans. This line bears interest at prime plus 2% payable monthly and the Company generally has an available borrowing base equivalent to the lesser of $3,000,000 or 95% of the original mortgage amount or the commitment price on the related take-out commitment of eligible mortgage loans as defined under the agreement. The maturity date of the line is the earlier of
(1) the 90th day after funding of each note or (2) the date on which funds are received from the take-out investor for purchase of the eligible mortgage loan securing such note. As of June 30, 1997, the outstanding balance was $2,806,386.

     On March 25, 1997 and March 31, 1997, the Company obtained warehouse lines-of-credit in the amounts of $450,000 and $100,000, respectively, from individuals. The Company utilitizes the lines-of-credit for the purpose of financing the origination of single family residential mortgage loans. The lines bear an interest rate of 12% and mature one year from the date of origination. In connection with this agreement, the Company issued warrants to purchase 15,000 shares of common stock at $3.25 exercisable at the option of the lenders at any time on or prior to March 25, 1999.

7.  CONVERTIBLE NOTES AND OTHER BORROWINGS

     On July 27, 1994 the Company completed a private placement offering of 8% notes due 2004, convertible into common shares of the Company at $5 per share. Interest on the notes is payable each July 1 and January 1. The gross proceeds of the offering totaled $5,550,000. Approximately $545,000 in expenses related to the offering were deferred and are being amortized over the term of the notes. The private placement resulted in net proceeds to the Company of approximately $5,005,000. The notes are subordinate to any warehouse lines-of-credit up to $50 million and the Company is required to comply with various restrictive covenants. During fiscal year 1996, all outstanding principal and interest due per the agreement was paid in full. One lender accepted a warehouse lending agreement in lieu of cash in the amount of $2,300,000. The borrowings, which accrue interest at the rate of 10% per annum payable quarterly, are secured by the underlying mortgage loans. The Company must provide loans to secure the promissory note in an amount equivalent to 110% of the principal amount of the note. In the event of a shortfall in collateral, the Company is required to pledge cash in a segregated account. At June 30, 1997 and 1996, the Company had pledged $203,318 and $25,887, respectively, in cash to secure the note. Such agreement expires on April 30, 2001. In addition, as discussed in Note 3, the Company has issued warrants to the lender for the purchase of up to 920,000 shares of the Company's $.001 par value common stock at a price of $2.50 per share exercisable at the option of the lender at any time on or prior to June 30, 2001.

     On June 16, 1995, the Company entered into an agreement for the placement of up to $3,000,000 in available borrowings to be used expressly for the purpose of originating and acquiring mortgage loans. In connection with this agreement, warrants to purchase 27,779 shares of common stock at $2.50 per share were issued to the lenders which are exercisable at the option of the lenders at any time on or prior to June 16, 1999. This agreement expired on June 16, 1997. During fiscal year 1996, $2,500,000 of the borrowings were converted into Series "A" 9% Non-voting Convertible Preferred Stock. At June 30, 1997 and 1996, $-0-and $500,000 was outstanding under this agreement. An additional $500,000 in borrowings was obtained through a similar agreement. These borrowings are convertible into 9% Convertible Preferred Stock at $2.50 per share.

                            CREDIT DEPOT CORPORATION

In connection with this agreement, warrants to purchase 100,000 shares of common stock at $2.50 per share were issued to the lender which are exercisable at the option of the lender at any time on or prior to February 22, 2000. The borrowings, which accrue interest at the rate of 10% per annum payable monthly, are secured by the underlying mortgage loans. The agreement contains a default interest of 16% which accrues to the extent such borrowings are not repaid on or prior to the maturity date. At June 30, 1997, $500,000 was outstanding under this agreement. Such agreement matures on February 22, 1998. The Company has pledged loans receivable as collateral related to these borrowings.

     In conjunction with a separate agreement with Greenwich Capital, dated February 1, 1995, the Company from time-to-time received advances from Greenwich Capital equivalent to 95% during fiscal year 1996 and 90% during fiscal year 1995 of the principal amount of mortgage loans associated with such advances. The Company pays interest to Greenwich at prime plus 1% and has the option to repurchase such mortgages, or repay such advances, within one year of the date of the advance. During 1996 and 1995, the Company was advanced approximately $7,628,000 and $10,600,000 in connection with this agreement. The maximum amount outstanding under such agreement during 1996 and 1995 was approximately $7,628,000 and $5,600,000. No amounts were outstanding at June 30, 1995 and the agreement had expired as of June 30, 1996. In connection with this agreement, as discussed in Note 3, the Company has issued warrants to the lender for the purchase of up to 300,000 shares of common stock at a price of $5.25 per share exercisable at the option of the lender at any time on or prior to November 8, 2000.

     On October 10, 1995, the Company issued 250 units at an offering price of $20,000 per unit, each unit consisting of 1,000 shares of Series "A" 9% Non-voting Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at $2.50 per share, subject to certain adjustments, in exchange for the conversion of $2,500,000 of other borrowings and $2,500,000 in cash. An additional 70 units of the preferred stock were issued for cash in the amount of $1,400,000. These warrants are exercisable at the option of the holder at any time on or prior to October 10, 1999. Dividends on the 9% Convertible Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on December 31, 1995. Shares of the preferred stock, totaling an initial investment of $100,000 in preferred stock, were converted during the year ended June 30, 1997 into 40,000 shares of common stock at $2.50 per share.

     On January 18, 1996, the Company entered into an agreement to borrow $1,050,000 from a third party lender. The loan is collateralized by mortgage loans and bears interest at a rate of 12% per annum. The loan matured on February 18, 1997. At June 30, 1997 and 1996, there was $-0- and $925,000 outstanding under this agreement, respectively.

     On May 24, 1996, the Company commenced a $9,000,000 10% convertible secured note offering. The notes are partially secured by essentially all otherwise unpledged assets of the Company. The notes are convertible into 3,600,000 shares of common stock at an exercise price of $2.50 per share and impose limitations on the payments of dividends to common stockholders. In August 1996, the Company became fully subscribed to the maximum offering amount of $9,000,000. The notes mature on June 30, 2001. During 1997, $860,000 of the notes, net of were converted by the debt holders into 344,000 shares of common stock of the Company at $2.50 per share. This amount was netted against filing fees in the amount of $21,000.

     On November 12, 1996, the Company entered into an agreement with a major loan securitizer by where the Company receives advances on the interest-only strips receivable on the loans sold to be placed in securitizations, as discussed in Note 5. The lender has the right to offset all sums owed to them by the Company against the amounts owed by the Company under the loan sales agreement. The interest rate on the advances is the 30-day LIBOR plus 400 basis points. In the event of a default, the interest rate increases to the 30-day LIBOR plus 700 basis points. The 30-day LIBOR rate at June 30, 1997 was 5.69%. Each advance is repaid over a 36-month period from the day the loan sale commitment that it pertains to is filled. As of June 30, 1997, $2,100,651 was outstanding under this agreement.

                            CREDIT DEPOT CORPORATION

     On March 24, 1997, the Company issued 16,740 shares of Series "B" 11% Non-voting Convertible Redeemable Preferred Stock at an offering price of $100 per share and warrants to purchase 669,600 shares of common stock at $2.50 per share, subject to certain adjustments exercisable at the option of the stockholders at any time on or prior to April 12, 2000. Dividends on the 11% Convertible Redeemable Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on July 1, 1997. Through July 1, 1998, dividends are payable, at the Company's option, either in cash or in shares of preferred stock valued at the lessor of (1) the conversion price per share or (2) the average closing bid price of the Company's common stock on the Nasdaq SmallCap Market for the twenty consecutive trading day period ending five days prior to the dividend record date. Thereafter, dividends are payable in cash. The Company has the right at any time more than 913 days after the final closing date to redeem for cash all or a portion of the outstanding shares of this preferred stock at the original purchase price of $100 per share plus all accrued and unpaid dividends.

     The aggregate maturities for long-term debt are as follows:

1998........................................................  $ 1,257,646
1999........................................................      757,646
2000........................................................      585,359
2001........................................................   10,440,000
2002 and thereafter.........................................           --
                                                              -----------
                                                              $13,040,651
                                                              ===========

8.  INCOME TAXES

     Income tax expense (benefit) differs from the amount computed by applying the graduated statutory federal income tax rates for the following reasons:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     1997          1996          1995
                                                  -----------   -----------   -----------
Income tax expense (benefit) at statutory
  federal income tax rate applied to income
  (loss) before income taxes....................  $(1,143,420)  $(1,540,369)  $(1,628,919)
State income tax, net of federal income tax
  benefit.......................................     (110,979)     (149,506)     (158,070)
Tax benefit not currently recognizable..........    1,254,399     1,689,875     1,786,989
                                                  -----------   -----------   -----------
                                                  $        --   $        --   $        --
                                                  ===========   ===========   ===========

                            CREDIT DEPOT CORPORATION

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

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1997          1996
                                                              -----------   -----------
Deferred tax liabilities:
  Interest-only strips receivable basis differences.........  $(2,711,000)  $  (491,000)
  Other, net................................................      (39,000)      (37,000)
                                                              -----------   -----------
          Total deferred tax liabilities....................   (2,750,000)     (528,000)
Deferred tax assets:
  Allowance for credit losses...............................       97,000        93,000
  Other reserves............................................       15,000        33,000
  Other, net................................................       71,000        62,000
  Net operating loss carryforwards -- state.................      876,000       672,000
  Net operating loss carryforwards -- Federal...............    5,475,000     4,200,000
                                                              -----------   -----------
          Total deferred tax assets.........................    6,534,000     5,060,000
Valuation allowance for deferred tax assets.................   (3,784,000)   (4,532,000)
                                                              -----------   -----------
Net deferred tax assets.....................................    2,750,000       528,000
                                                              -----------   -----------
Net deferred tax assets (liabilities).......................  $        --   $        --
                                                              ===========   ===========

     At June 30, 1997, the Company had net operating loss carryforwards for Federal and state income tax purposes available to offset future taxable income of approximately $14,600,000 expiring from 2009 through 2012.

9.  COMMITMENTS

     The Company leases space for its corporate and branch offices in Georgia, Indiana, Ohio, South Carolina, North Carolina, Kentucky, Missouri, Florida, and Tennessee. Future lease payments under all such operating lease agreements are as follows:

1998........................................................  $390,124
1999........................................................   324,228
2000........................................................   105,704
2001 and thereafter.........................................        --
                                                              --------
                                                              $838,056
                                                              ========

     Rental expense totaled $516,435, $480,779 and $353,185 for the years ended June 30, 1997, 1996 and 1995, respectively.

10.  OTHER RELATED PARTY TRANSACTIONS

     During the year ended June 30, 1996, the Company advanced $100,000 to a stockholder and director, due on September 15, 1996. On August 11, 1997, the maturity date was extended to August 20, 1998. The note bears interest at 8% and is payable at maturity. The borrower was not a director of the Company as of June 30, 1997. A reserve has been recorded for the advance in the full amount of the outstanding balance.

                            CREDIT DEPOT CORPORATION

     During the year ended June 30, 1995, the board approved an advance in the amount of $100,000 to a director. This loan bears interest at 11% and all interest and principal is due and payable on May 20, 1996. During the year ended June 30, 1996, the maturity date was extended to May 20, 1997. As of June 30, 1997, the advance remained outstanding. A reserve has been recorded for the advance in the full amount of the outstanding balance.

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

     On July 25, 1996, each option outstanding under the Plans, including options held by directors and executive officers of the Company, with an exercise price exceeding $4.00 was canceled and reissued with an exercise price equal to $3.50 per share, compared to the then current market price of $2.75 per share. Options to purchase 1,151,000 shares of common stock at exercise prices ranging from $4.25 to $10.00 per share, with a weighted average exercise price of $6.11 were repriced. All other terms and conditions of these options remained the same.

     In 1997, options for the purchase of 265,500 shares were granted to employees and directors of the Company at a per share price ranging from $2.75 to $4.00. In 1996, options for the purchase of 265,500 shares were granted to employees and directors of the Company at a per share price of $3.50 to $4.25. At June 30, 1997, there were a total of 1,357,000 options outstanding with exercise prices ranging from $2.75 to $8.00. No options were exercised during 1996 or 1997; however, 1,107,125 options outstanding are vested and exercisable at June 30, 1997.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation", and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value in these options was estimated at the date of grant using the "minimum value" method allowed by the Statement. Pro forma net loss and net loss per share were $(3,858,651) and $(1.21) and $(4,582,052) and $(1.48) for the years ended June 30, 1997 and 1996, respectively. The weighted average fair value of options granted during the years ended June 30, 1997 and 1996 was $486,290 and $722,774.

     At June 30, 1997, 1,107,125 shares under the Plans had vested but had not been exercised.

                            CREDIT DEPOT CORPORATION

     The following table reflects changes in the stock options issued under the
Plans:

                                                                           APPROXIMATE
                                                                           PRICE RANGE
                                                               SHARES       PER SHARE
                                                              ---------    -----------
Options outstanding at July 1, 1994.........................    891,500       $4-10
  Granted...................................................    402,500        5
  Exercised.................................................         --       --
  Canceled..................................................    (84,500)       6-10
                                                              ---------       -----
Options outstanding at June 30, 1995........................  1,209,500        4-10
  Granted...................................................    194,000        4-6
  Exercised.................................................         --       --
  Canceled..................................................    (88,500)       5-7
                                                              ---------       -----
Options outstanding at June 30, 1996........................  1,315,000        4-8
  Granted...................................................    265,500        2-4
  Exercised.................................................         --       --
  Canceled..................................................   (223,500)       2-4
                                                              ---------       -----
Options outstanding at June 30, 1997........................  1,357,000       $2-8
                                                              =========       =====

12.  GOING CONCERN

     During the fiscal year ended June 30, 1997, the Company incurred losses of $3,362,999 compared to losses of $4,114,820 for the year ended June 30, 1996. In addition, as of June 30, 1997, the Company had an accumulated deficit of $16,063,375. Although the Company had modest earnings for its 1992 fiscal year, it has incurred losses during all of its other years since 1991. In view of its geographic expansion and the increased size of its corporate infrastructure in connection therewith, the Company has been unable to generate sufficient gain on sales of its mortgage loans in either individual sales, bulk sales or through securitization to provide sufficient revenues to achieve appropriate returns.

     The Company has experienced significant operating cash flow deficiencies over the past year. By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for new geographic markets. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans it originates and purchases into secondary markets, (2) borrowings under its mortgage warehouse line of credit secured by its loans, in most cases until such loans are sold and the lender can be repaid, (3) finance income and fees generated by the loan servicing portfolio, and (4) the conversion of the servicing asset and interest-only strips receivable into cash over the lives of the loans sold.

     The Company has approximately $1,260,000 in debt that will be due within the next twelve months. In addition, subsequent to June 30, 1997, the Company was not in compliance with a minimum net worth covenant under its warehouse lending arrangement with one of its warehouse lenders primarily as a result of recurring operating losses. Since waiver of this covenant has not been obtained, the right to use this line to finance originations and purchases of mortgage loans could be restricted or terminated at the option of the lender.

     The Company's net worth as of June 30, 1997 was $376,838. The Company has received notification from Nasdaq stating that the Company has failed to maintain a $1.00 minimum bid price on its common stock and

                            CREDIT DEPOT CORPORATION
also does not appear to meet the $2,000,000 minimum in net tangible assets necessary for continued listing on the Nasdaq Small Cap Market. The Company must respond by October 22, 1997 with a plan and schedule to bring the Company into compliance with these requirements. In the event the Company is not in compliance by October 22, 1997 or Nasdaq does not accept the Company's plan for achieving compliance, a formal notice of deficiency would be issued by Nasdaq specifying a delisting date for the Company's common stock.

     There can be no assurance that the Company will be able to obtain necessary financing or additional capital in the future or that the Company will continue to be listed on the Nasdaq Small Cap Market. To the extent that the Company experiences cash shortages in the future, it may be required to sell off mortgage loans on less favorable terms than it might otherwise be able to obtain. There can be no assurance that the Company will be able to obtain, on acceptable terms, additional funds under lines of credit, or otherwise, when needed, in which event the Company would be required to curtail its lending activities and could be unable to comply with the terms of covenants contained in the agreements relating to its outstanding indebtedness.

MANAGEMENT'S PLANS

     The Company is currently in the process of extending a conversion offer to the holders of the 10% convertible secured notes and the Series "A" 9% Non-voting Convertible Preferred Stock in order to enable the Company to raise additional capital to meet its operating expenses and to continue as a going concern. The Company does not have sufficient authorized common stock to permit it to issue the shares of common stock pursuant to the conversion offer. As a means of increasing the number of shares of authorized common stock available for issuance by the Company, the board of directors has approved, subject to stockholder approval, a proposal to amend the certificate of incorporation to effect a five-for-one reverse stock split. The board of directors believes that the reverse stock split, by decreasing the number of shares outstanding, should increase the bid price per common stock, and is necessary in order to permit the company to meet the requirements for continued listing on the Nasdaq Small Cap Market.

     In addition, the Company plans to execute a private placement up to $3,000,000 of Series "B" 11% Non-voting Convertible Redeemable Preferred Stock, convertible into common stock at $.40 per share. This offering, if executed, will serve to provide additional cash flow and improve the net worth of the Company. In connection therewith, the conversion price of the 16,740 currently outstanding shares of the Series "B" 11% Non-voting Convertible Redeemable Preferred Stock will also be adjusted to $.40 per share.

     There can be no assurances that the conversion offer or the private placement will be successful or that the successful completion of those actions will substantially improve the condition of the Company.