Form 10KSB40/A
period 1997-06-30
CREDIT DEPOT CORP
filed 1997-10-28
CIK 869276

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB/A

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

              For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

              For the transition period from         to
                                             -------

              Commission File No. 0-19420
                                  -------

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $5,918,460

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

                       DOCUMENTS INCORPORATED BY REFERENCE

Information required to be filed as Part III of the Form 10-KSB which initially indicated would be filed in the Registrant's Proxy Statement are included in this amendment to the Form 10-KSB and are hereby incorporated into the original Form 10-KSB as filed.

                                    PART III

ITEM 10. EXECUTIVE COMPENSATION

       The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and Chief Operating Officer. No other executive officer of the Company received compensation in excess of $100,000 for services rendered during the fiscal years ended June 30, 1997, 1996 and 1995:

                           SUMMARY COMPENSATION TABLE

                                                                        Other
      Name and                                                         Annual
Principal Position               Year          Salary($)            Compensation(1)     SARs (#)
------------------               ----          ---------            ---------------     --------
Gerald F. Sullivan               1997           $127,000                $6,731                0
 President and Chief             1996           $100,000                $6,731           10,000
 Executive Officer               1995           $ 97,500                $6,660           25,000

Ralph J. DeBee                   1997           $118,125                $6,450          100,000
 Vice-President & Chief
 Operating Officer

(1)    Includes payments for leased vehicle provided to the employee.

       The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended June 30, 1997, to the above named executive officers:

       OPTION/STOCK APPRECIATION RIGHT ("SAR") GRANTS IN LAST FISCAL YEAR

                                                 Individual Grants
                                                 -----------------

                                                        % of Total
                                                        Options/SARs
                                   Options/              Granted to           Exercise
                                    SARs                Employees in           of Base             Expiration
Name                               Granted(#)            Fiscal Year          Price ($/Sh)           Date
----                               ----------           -----------           ------------           ----
Gerald F. Sullivan                        0                 NA                    NA                  NA
  President and Chief
  Executive Officer

Ralph J. DeBee                      100,000                30.00%               $2.75             7/25/2007
  Vice-President & Chief
  Operating Officer

       The following table sets forth certain information with respect to each exercise of stock options during the fiscal year ended June 30, 1997, by the above named executive officer and the number and value of unexercised options held by the named executive officers as of June 30, 1997:

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES

                                                                                                    Value of
                                                                               Number of           Unexercised
                                                                               Unexercised        In-the-Money
                                                                              Options/SARs        Options/SARs
                                                                               at June 30,         at June 30,
                                       Shares                                   1997 (#)            1997 (#)
                                   Acquired on              Value              Exercisable/        Exercisable/
Name                               Exercise (#)           Realized ($)        Unexercisable       Unexercisable
----                               ------------           ------------        -------------       -------------
Gerald F. Sullivan                        0                      0            348,750/11,250       $-0- /$-0-
  President and Chief
  Executive Officer

Ralph J. DeBee                            0                      0             34,000/66,000       $-0- /$-0-
  Vice-President & Chief
  Operating Officer



STOCK OPTION PLANS

       In October 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") covering 250,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, Directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In March 1992, the Company amended the 1990 Plan and increased the number of shares reserved under the 1990 Plan from 250,000 shares to 400,000 shares. In January 1993, subject to shareholder approval which was obtained in May 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan") covering 250,000 shares of the Company's Common Stock $.001 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In December 1993, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 350,000 shares, from 250,000 shares to 600,000 shares. In December 1995, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 250,000 shares, from 950,000 shares to 1,200,000 shares. In December 1996, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 400,000 shares, from 1,200,000 shares to 1,600,000 shares of Common Stock. The 1990 Plan expires on October 15, 2000 and the 1993 Plan expires on January 20, 2003.

       The 1990 Plan and the 1993 Plan (collectively, the "Plans") are administered by a committee of the Board of Directors consisting of Messrs. Dunlap, Brunet and Hemingway. The selection of participants, allotment of shares, determination of price and other conditions of purchase of any options granted are determined by the Board or any such committee at its sole discretion. The purpose of the Plans is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a stockholder owning more than 10% of the outstanding shares of Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of the grant nor for more than five years.

COMPENSATION OF DIRECTORS

       Directors do not receive any compensation for serving as directors or attending meetings. Mr. Dunlap and Mr. Brunet received compensation of $60,000 and $90,000, respectively, for services rendered as consultants to the Company during the fiscal year ended June 30, 1997.

       Each of the directors who is not an employee of the Company and is a director on January 31, is eligible for automatic grants of options to purchase 5,000 shares per year at the fair market value of such shares at such date, which options are exercisable for a period of ten years.

       In December 1995, ten year options to purchase 25,000 shares at $3.50 per share, which options are exercisable immediately, were granted to Mr. Dunlap in accordance with the Plans. In September 1995, ten year options to purchase 40,000 shares at $3.50 per share, which options are exercisable immediately, were granted to each of Mr. Hemingway and Mr. Williams in accordance with the Plans. In January 1996, ten year options to purchase 5,000 shares at $4.00 per share, which options are immediately exercisable, were granted to each of the outside Directors of the Company in accordance with the Plans. Also in January 1996, a ten year option to purchase 10,000 shares at $4.00 per share , which option is exercisable immediately, was granted to Mr. Sullivan. In July 1996, the Board granted a ten year option to purchase 45,000 shares at $2.75 per share , which option is exercisable immediately, to Mr. Brunet, who accepted the role of Chairman of the Board. In October 1996 the Board granted ten year options to purchase 15,000 shares at $3.50 per share, which options are exercisable immediately, to each of Mr. Munoz and Mr. Thomas, new Directors of the Company.

       On July 25, 1996, the Company's Board of Directors approved a repricing of all outstanding stock options which had been granted at an exercise price in excess of $4.00 per share to $3.50 per share, compared to the then fair market value of $2.75 on the date of repricing. The following options previously granted to directors were repriced: 10 year options granted between January 1993 and September 1995 to acquire 720,000 shares of Common Stock at exercise prices ranging from $4.25 to $10.00 per share, with a weighted average exercise price of $6.17 per share.


REPORT OF THE COMPENSATION COMMITTEE ON REPRICING OF OPTIONS

       The Company's stock option plans have been utilized to provide directors, executives and other key employees with increased motivation and incentive to exert their best efforts on behalf of the Company through the opportunity to benefit from appreciation in the value of the Common Stock. Due to a decline in the price of the Common Stock in the year ended June 30, 1996, certain options outstanding under the Company's various stock option plans were exercisable at prices which were significantly in excess of the then current market value of the Common Stock. In order to restore the incentive value to such options, the Compensation Committee and the Board of Directors approved the repricing of options held by officers, directors, and employees.

       On July 25, 1996, each option outstanding under the Plans, including options held by Directors and Executive Officers of the Company, with an exercise price exceeding $4.00 was canceled and reissued with an exercise price equal to $3.50 per share, compared to the then current market price of $2.75 per share. Options to purchase 1,151,000 shares of Common Stock at exercise prices ranging from $4.25 to $10.00 per share, with a weighted average exercise price of $6.11 per share were repriced. All other terms and conditions of these options remained the same. The options which were repriced included 350,000 options held by Jerry Sullivan, the President and Chief Executive Officer of the Company that had a weighted average exercise price of $6.29 per share.

       This report is submitted by the Company's Compensation Committee:

                                 Craig J. Brunet
                             Samuel Scott Hemingway
                              Joel C. Williams, Sr.


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended ("Exchange Act"), requires the Company's executive officers, Directors and persons who beneficially own more than 10% of a registered class of the Company's equity securities to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such executive officers, Directors, and greater than 10% beneficial owners are required by Commission regulation to furnish the Company with copies of all Section 16(a) forms filed by such reporting persons.

       To the Company's knowledge, there were no reports not filed in a timely manner under Section 16(a) of the Securities Exchange Act.



EMPLOYMENT AGREEMENTS

       In January 1996, Gerald F. Sullivan, President, Chief Executive Officer, and a Director of the Company, entered into a two-year employment agreement automatically renewing for successive one-year periods with the Company which provides for a base annual salary of $100,000. In October 1996, the Board modified the base annual salary to $136,000. Mr. Sullivan is also being provided with a leased vehicle with monthly lease payments of $565.

       In October 1997, Ralph J. DeBee, Jr., Chief Operating Officer, and Charles D. Farrahar, Chief Financial Officer, entered into employment agreements with the same terms as described above for Mr. Sullivan, except at base annual salaries of $150,000 and $100,000, respectively.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


                             PRINCIPAL SHAREHOLDERS

The following table sets forth certain information regarding ownership of Common Stock for (i) each person known by the Company to own beneficially five percent or more of the outstanding shares of the Company's Common Stock, (ii) each director of the Company, (iii) each of the executive officers of the Company, and (iv) all officers and directors of the Company as a group as of September 19, 1997. As a result of a Conversion Offer to holders of 10% Secured Notes and 9% Preferred Stock, the number of shares of outstanding Common Stock beneficially owned by principal shareholders of the Company will be increased. Set forth below in the "As Adjusted" column is the number of shares of Common Stock that beneficial owners of 5% of the Common Stock will beneficially own after giving effect to the Conversion Offer. The number of shares owned does not reflect the effect of a one-for-five reverse stock split.

Name and Address                            Shares Beneficially Owned(1)
of Beneficial Owner                -----------------------------------------------
or Identity of Group               Number       Percent of Class    As Adjusted(2)
--------------------               ------       ----------------   --------------
Gerald F. Sullivan (3)             355,000 (12)         8.02           *

Craig J. Brunet (3)                160,000 (13)         3.78           *

Samuel R. Dunlap, Jr. (3)          399,064 (14)         8.92           *

Joel C. Williams (3)                90,000 (15)         2.16           *

Samuel Scott Hemingway (3)         125,000 (16)         2.98           *

Carlos R. Munoz (3)                 20,000 (17)          .48           *

John C. Thomas, Jr. (3)            167,584 (18)         3.95           *

Donald S. Sigler                   383,688              8.61           *
3242 Dunlap Drive
Gainesville, Georgia 30506

Greenwich Capital Products, Inc.   300,000 (19)         6.86           *
600 Steamboat Road
Greenwich, CT. 06830

NewSouth Special Equities, L.P.    920,000 (20)        18.43           *
1000 Ridgeway Loop Rd
Memphis, Tennessee 38117

Jackt Holdings Corp. (4)           300,000 (21)         6.86           *

Ranier Heubach (5)                 551,250 (22)        11.92         1,746,635

VPM Verwaltungs AG (6)             854,639 (23)        17.34         1,993,101

Kingsley & Company (7)             393,750 (24)         8.82         1,247,596

Muico & Company (8)                315,000 (25)         7.18           998,077

Arkansas Teachers Retirement
 System (10)                       360,000 (27)         8.12         1,800,000

Michigan Municipal Employee
 Retirement System (10)            800,000 (28)        16.42         4,000,000

Lancer Partners, LP                660,000 (29)        13.95         3,300,000
237 Park Avenue New York
NY 10017

The Intergroup Corporation (35)    870,000 (30)        17.60           *

Portsmouth Square (35)             350,000 (31)         7.91           *

Name and Address                            Shares Beneficially Owned(1)
of Beneficial Owner                -----------------------------------------------
or Identity of Group               Number       Percent of Class    As Adjusted(2)
--------------------               ------       ----------------   --------------
Santa Fe Financial(35)             870,000 (32)        17.60           *

E. H. Arnold                       500,000 (33)        10.93
c/o Taglich Brothers,D'Amadeo
& Wagner 100 Wall Street
New York, NY 10005

Thieme Fonds International(11)   1,881,250 (34)        31.60           *
2 Place de Metz L-1930
Luxembourg

All executive officers and
directors as a group (9 persons) 1,516,648 (36)        27.13           *

-----------------
* Less than 1%

(1) Except as otherwise indicated, each of the parties has sole voting and investment power over the shares owned.
(2) Adjusted to give effect to the conversion of all 9% Preferred Stock and/or Secured Notes held by such beneficial owner; an "*" indicates no change in beneficial ownership.
(3)  c/o Credit Depot Corporation, 700 Wachovia Center, Gainesville, Georgia
     30501.
(4)  c/o Promena AG, Rheinstrasse 81, CH-4133 Pratteln 1, Switzerland.
(5)  Unterberstrasse 104, A-5084, Grossgrnain, Salzburg, Austria.
(6)  Therwilerstrasse 10, CH-4103 Bottmingen, Switzerland.
(7) c/o Quintus Trust, Mr. Charles T. Collis Sr. & Mr. Werner Hoffer, TTEE, Coyers, Dill & Pearman, Clarendon House, Church Street, Hamilton, Bermuda
(8)  c/o Putnam Investments, One Post Office Square, 11 FL, Boston, MA  02109.
(10) c/o KCM, 10829 Olive Blvd., St. Louis, MO 63141-7739.
(11) c/o Thieme Consulting, Inc. 1370 Avenue of the Americas, New York,
     New York
     10019, Attention: Heiko Thieme. Heiko Thieme is the President of Thieme Fonds International.
(12) Includes Common Stock issuable on exercise of options to purchase 293,750 shares of Common Stock under the Company's 1990 Stock Option Plan and the 1993 Plan (collectively, the "Plans") exercisable within 60 days and options to purchase 55,000 shares of Common Stock that have been granted outside the Plans exerxisable within 60 days. Does not include 11,250 shares issuable on exercise of options of Common Stock issuable on exercise of options which are not exercisable within 60 days.
(13) Includes Common Stock issuable on exercise of options to purchase 155,000 shares of Common Stock under the Plans exercisable within 60 days.
(14) Includes Common Stock issuable on exercise of options to purchase 85,000 shares of Common Stock under the Plans exercisable within 60 days.
(15) Includes Common Stock issuable on exercise of options to purchase 90,000 shares under the Plans exercisable within 60 days.
(16) Includes Common Stock issuable on exercise of options to purchase 125,000 shares of Common Stock under the Plans exercisable within 60 days.
(17) Includes Common Stock issuable on exercise of options to purchase 20,000 shares of Common Stock under the Plans exercisable within 60 days.
(18) Includes Common Stock issuable on exercise of options to purchase 85,000 shares of Common Stock under the Plans exercisable within 60 days and options to purchase 45,000 shares of Common Stock that have been granted outside the Plans exercisable within 60 days.

(19) Represents immediately exercisable warrants to purchase 300,000 shares of Common Stock.
(20) Represents 920,000 shares of Common Stock issuable upon the conversion of a 10% convertible warehouse line.
(21) Represents 300,000 shares of Common Stock issuable upon the conversion of convertible participations and warrants.
(22) Represents 551,250 shares of Common Stock issuable upon the conversion of 9% Preferred Stock and warrants.
(23) Represents 525,000 shares of Common Stock issuable upon the conversion of 9% Preferred Stock, and 329,639 shares issuable on exercise of immediately exercisable warrants.
(24) Represents 393,750 shares of Common Stock issuable upon the conversion of 9% Preferred Stock and warrants.
(25) Represents 315,000 shares of Common Stock issuable upon the conversion of 9% Preferred Stock.
(27) Represents 360,000 shares of Common Stock issuable upon conversion of 10% convertible debt.
(28) Represents 800,000 shares of Common Stock issuable upon the conversion of 10% convertible debt.
(29) Represents 660,000 shares of Common Stock issuable upon the conversion of 10% convertible debt.
(30) Represents 870,000 shares of Common Stock issuable upon conversion of 11% Series B Convertible Preferred Stock and warrants.
(31) Represents 350,000 shares of Common Stock issuable upon conversion of 11% Series B Convertible Preferred Stock and warrants.
(32) Represents 870,000 shares of Common Stock issuable upon conversion of 11% Series B Convertible Preferred Stock and warrants.
(33) Represents 500,000 shares of Common Stock issuable upon conversion of 10% secured promissory note and warrants.
(34) Represents 1,750,000 shares of Common Stock issuable upon conversion of 10% secured promissory notes and exercise of warrants and 131,250 shares issuable upon conversion of 9% Preferred Stock and exercise of warrants.
(35) 2121 Avenue of the Stars, Suite 2020, Los Angeles, CA 90067.
(36) Includes 930,250 shares of Common Stock issuable upon exercise of options under the Plan exercisable within 60 days. Does not include 123,500 shares issuable on exercise of options to purchase Common Stock not exercisable within 60 days.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On June 16, 1993, the Company obtained a $6,000,000 mortgage warehouse line of credit from Transamerica Consumer Receivable Funding, Inc. The line matured on June 16, 1995, and was not renewed. The Company paid Mr. Dunlap $45,000 upon closing for his assistance in obtaining the credit facility.

       On October 3, 1994, the Company advanced $65,000 to Mr. Sigler, the then Chairman of the Board, which was rolled into an existing advance, and Mr. Sigler provided the Company with a promissory note for $74,750. The note, which bore interest at the rate of 11% per annum, was due on May 20, 1996 and was repaid. In March 1996, the Company advanced Mr. Sigler $100,000 which is presently outstanding and is secured by 50,000 shares of Company's Common Stock owned by Mr. Sigler.

       On August 15, 1994, the Company advanced $100,000 to Mr. Dunlap, at an interest rate of 11%. The principal and interest was due on May 20, 1996, and is secured by warrants to purchase 75,000 shares of EntreMed, Inc., a publicly traded pharmaceutical company. In August 1997, the Company extended the maturity date on the advance to November 30, 1999, and entered into a consulting agreement with Mr. Dunlap for a term of approximately two years. Compensation due pursuant to the consulting agreement will be used to offset the principal and interest due on the advance.

         The Company is currently conducting discussions with Heiko Thieme, the President of Thieme Fonds, International, the beneficial owner of a 31.6% of the Common Stock of the Company, concerning Mr. Thieme's serving as a director or Chairman of the Board of the Company. The election of Mr. Thieme to either of these positions is subject to the approval of the Board of Directors and there can be no assurance that Mr. Thieme will be elected to either of such positions.

                                   SIGNATURES
                                   ----------

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of October, 1997.

                                               CREDIT DEPOT CORPORATION

                                               By:  /s/ Gerald F.Sullivan
                                                   -----------------------------
                                                   Gerald F. Sullivan, President

       In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

    Signature                                 Title                                   Date
    ---------                                 -----                                   ----
/s/ Gerald F. Sullivan              President, Chief Executive                  October 27, 1997
-------------------------           Officer and Director
Gerald F. Sullivan

/s/ Charles D. Farrahar             Chief Financial Officer                     October 27, 1997
-------------------------           and Vice President
Charles D. Farrahar