Form 10QSB
period 1997-09-30
CREDIT DEPOT CORP
filed 1997-11-14
CIK 869276

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number        0-19420
                        -------------

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

YES    X     NO
    -------     -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most recent practicable date.

           Class                                 Outstanding at October 31, 1997
-----------------------------                    -------------------------------
Common Stock $.001 Par Value                                5,707,008

Transitional Small Business Disclosure Format (check one):
YES          NO    X
    -------     -------

                            CREDIT DEPOT CORPORATION
                                Table of Contents

                                                                                                 Page
                                                                                                 ----
PART I.  FINANCIAL INFORMATION

              Item 1 -- Financial Statements (Unaudited)

                            Condensed Consolidated Balance
                            Sheets as of June 30, 1997 and
                            September 30, 1997                                                      3

                            Pro Forma Condensed Consolidated
                            Balance Sheet as of September 30, 1997                                  4

                            Condensed Consolidated Statements of Operations
                            for the Three Months Ended September 30, 1996
                            and 1997 and Pro Forma Condensed Consolidated
                            Statements of Operations for the Three Months
                            Ended September 30, 1997                                                5

                            Condensed Consolidated Statements
                            of Cash Flows for the Three Months
                            Ended September 30, 1996 and 1997                                       6

                            Notes to Condensed Consolidated
                            Financial Statements                                                    7

              Item 2 -- Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                              9

Part II. OTHER INFORMATION

              Item 1 -- Legal Proceedings                                                          13

              Item 2 -- Changes in Securities                                                      13

              Item 3 -- Defaults upon Senior Securities                                            13

              Item 4 -- Submission of Matters to Vote of
                            Security Holders                                                       13

              Item 5 -- Other Information                                                          13

              Item 6 -- Exhibit and Reports on Form 8-K                                            13

SIGNATURES                                                                                         14

                            CREDIT DEPOT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    June 30,        SEPTEMBER 30,
                                                                      1997              1997
                                                                  ------------      ------------
ASSETS
Loans receivable
   Consumer, collateralized by real estate                        $  5,517,002      $  6,617,643
   Allowance for credit losses                                        (260,484)         (185,617)
                                                                  ------------      ------------
Net loans receivable                                                 5,256,518         6,432,026

Cash                                                                 1,332,934         1,184,380
Cash subject to withdrawal restrictions                                203,318         1,290,594
Property and equipment, net                                            524,695           478,480
Real estate held for resale                                             89,021            44,461
Other assets:
   Receivables due from related parties (net of reserve)                17,398            17,748
   Prepaid expenses and other assets                                   269,750           272,788
   Servicing asset                                                      77,007            68,822
   Interest-only strips receivable                                   7,268,930         7,783,991
   Accrued interest receivable                                          35,503            93,894
   Deferred financing costs                                          1,338,822         1,453,420
   Goodwill                                                            910,825           880,465
                                                                  ------------      ------------

TOTAL ASSETS                                                      $ 17,324,721      $ 20,001,069
                                                                  ============      ============

LIABILITIES
Convertible notes                                                 $ 10,440,000      $ 11,790,000
Warehouse line of credit                                             3,356,386         5,083,865
Advance on interest-only strips receivable                           2,100,651         2,450,542
Other borrowings                                                       500,000           500,000
Accounts payable                                                       291,235           222,967
Accrued liabilities                                                     85,340           329,864
Dividends payable                                                      174,271           362,055
                                                                  ------------      ------------
TOTAL LIABILITIES                                                   16,947,883        20,739,293

STOCKHOLDERS' EQUITY (DEFICIT)
   Series "A" Preferred Stock, $.001 par value: 2,000,000
     shares authorized, 315,000 shares issued and outstanding
     at June 30, 1997, and at September 30, 1997                           315               315
   Series "B" Preferred Stock, $.001 par value: 60,000
     shares authorized, 16,740 shares issued and outstanding
     at June 30, 1997, and at September 30, 1997                            17                17
   Common stock, $.001 par value: 35,000,000 shares
     authorized, 814,573 shares issued and outstanding
     at June 30, 1997 and at September 30, 1997 (1)                        815               815
Additional paid-in capital                                          16,439,066        16,251,282
Accumulated deficit                                                (16,063,375)      (16,990,653)
                                                                  ------------      ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   376,838          (738,224)
                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 17,324,721      $ 20,001,069
                                                                  ============      ============

(1) The number of shares of common stock and corresponding par value have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on October 29, 1997 (See Note 6).

                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
               PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS (1)
                                   (Unaudited)

                                                                                SEPTEMBER 30, 1997
                                                                   -------------------------------------------
                                                                      Actual       Adjustments     Pro forma
                                                                   ------------    -----------    ------------
ASSETS
Loans receivable
    Consumer, collateralized by real estate                        $  6,617,643                   $  6,617,643
   Allowance for credit losses                                         (185,617)                      (185,617)
                                                                    -----------                   ------------
Net loans receivable                                                  6,432,026                      6,432,026

Cash                                                                  1,184,380       (125,000)      1,059,380
Cash subject to withdrawal restrictions                               1,290,594                      1,290,594
Property and equipment, net                                             478,480                        478,480
Real estate held for resale                                              44,461                         44,461
Other assets:
   Receivables due from related parties                                  17,748                         17,748
   Prepaid expenses and other assets                                    272,788                        272,788
   Servicing asset                                                       68,822                         68,822
   Interest-only strips receivable                                    7,783,991                      7,783,991
   Accrued interest receivable                                           93,894                         93,894
   Deferred financing costs                                           1,453,420       (844,926)        608,494

   Goodwill                                                             880,465                        880,465
                                                                   ------------    -----------    ------------
TOTAL ASSETS                                                       $ 20,001,069    $   969,926    $ 19,031,143
                                                                   ============    ===========    ============

LIABILITIES
Convertible notes payable                                          $ 11,790,000     (6,970,000)   $  4,820,000
Warehouse line of credit                                              5,083,865                      5,083,865
Advance on interest-only strips receivable                            2,450,542                      2,450,542
Other borrowings                                                        500,000                        500,000
Accounts payable                                                        222,967                        222,967
Accrued liabilities                                                     329,864                        392,842
Dividends payable                                                       362,055                         62,055
                                                                   ------------    -----------    ------------
TOTAL LIABILITIES                                                    20,739,293     (6,970,000)     13,769,293
                                                                   ------------    -----------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
   Series "A" Preferred Stock, $.001 par value: 2,000,000 shares authorized, 315,000 shares outstanding at June 30, 1997,
     and 3,334 shares outstanding at September 30, 1997                     315           (312)              3
   Series "B" Preferred Stock, $.001 par value: 60,000
     shares authorized, 16,740 shares issued and outstanding
     at June 30, 1997, and at September 30, 1997                             17                             17
   Common stock, $.001 par value: 35,000,000 shares
     authorized, 814,573 shares outstanding at June 30, 1997,
     and 5,707,008 outstanding at September 30, 1997 (2)                    815          4,892           5,707

Additional paid-in capital                                           16,251,282     12,416,420      28,667,702
Accumulated deficit                                                 (16,990,653)    (6,420,926)    (23,411,579)
                                                                   ------------    -----------    ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (738,224)     6,420,074       5,261,579
                                                                   ------------    -----------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 20,001,069    $  (969,926)   $ 19,031,143
                                                                   ============    ===========    ============

(1) To give effect to the conversion of debt and preferred stock as discussed in Note 6 to the financial statements.

(2) The number of shares of common stock and corresponding par value have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on October 29, 1997 (See Note 6).

                             See accompanying notes.

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
          PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (1)

                                   (Unaudited)


                                                   Three Months Ended           September 30, 1997
                                                      September 30,             ------------------
                                                   1996           1997       Adjustments    Pro Forma
                                               -----------    -----------    -----------   -----------
Revenues:
   Finance income and fees earned              $   151,296    $   466,589    $             $   466,589
   Gain on sale of receivable                    1,266,054      1,193,593                    1,193,593
   Other                                           (33,638)        26,324                       26,324
                                               -----------    -----------    -----------   -----------
                                                 1,383,712      1,686,866                    1,686,866

Expenses:
   Salaries and employee benefits                  745,687      1,244,324                    1,244,324
   Legal and professional fees                      96,711        121,106                      121,106
   Other operating expenses                        486,256        673,408                      673,408
   Provision for credit losses                      20,000         30,000                       30,000
   Debt conversion expense                                                     5,576,000     5,576,000
   Interest expense and amortization of
        financing costs                            312,149        545,588        844,926     1,390,514
                                               -----------    -----------    -----------   -----------
                                                 1,657,905      2,614,426      6,420,926     5,995,405

Loss before provision for income taxes            (274,193)      (927,560)    (6,420,926)   (7,348,486)
Provision for income taxes                              --             --                           --

Net loss                                       $  (274,193)   $  (927,560)   $(6,420,926)  $(7,348,486)
                                               -----------    -----------    -----------   -----------

Dividends on preferred stock                       144,000        187,785                      187,785
                                               -----------    -----------                  -----------

Net loss attributable to common shareholders   $  (418,193)   $(1,115,345)                 $(7,536,271)
                                               ===========    ===========                  ===========

Net loss per share of common stock (2)         $     (0.62)   $     (1.37)                 $     (9.25)
                                               ===========    ===========                  ===========


Weighted average shares outstanding (2)            675,753        814,573                      814,573
                                               ===========    ===========                  ===========



(1) To give effect to the conversion of convertible debt and write down of associated deferred financing charges as described in Note 6 to the financial statements.

(2) The weighted average number of shares of common stock and the corresponding earnings per share figure have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on October 29, 1997 (See Note 6).

                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months Ended
                                                              September 30,   SEPTEMBER 30,
                                                                  1996            1997
                                                              ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $   (274,193)   $   (927,560)
Adjustments to reconcile net loss
to cash used in operating activities:
     Provision for credit losses                                    20,000          30,000
     Depreciation and amortization                                  43,759          74,854
     Changes in operating assets and liabilities:
       Due from related parties                                         --            (350)
       Prepaid expenses and other                                   55,236         (61,429)
       Deferred financing costs                                   (424,404)         30,360
       Loans originated                                        (16,171,909)    (20,710,678)
       Loans repurchased                                           (46,337)       (406,452)
       Servicing asset                                              24,441           8,185
       Interest-only strips receivable                          (1,217,918)       (515,061)
       Proceeds from loans sold                                 18,935,915      18,667,928
       Principal collections on loans not sold                     144,215         182,826
       Accounts payable and accrued liabilities                     29,796         176,256
                                                              ------------    ------------
Net cash used in operating activities                           (1,118,601)     (3,451,121)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                 (70,486)         (4,604)
Disposal of property and equipment
                                                                                     4,800
                                                              ------------    ------------
Net cash (used in) provided by investing activities                (70,486)            196

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock                                      (144,000)             --
Proceeds from issuance of convertible notes                      2,800,000       1,225,000
Proceeds from warehouse line of credit                                  --      19,678,125
Payments on warehouse line of credit                                    --     (17,950,646)
Payments on other borrowings                                      (925,000)             --
Advance on interest-only strip receivable                               --         553,563
Payments on advance on interest-only strip receivable                   --        (203,671)
                                                              ------------    ------------
Net cash provided by financing activities                        1,731,000       3,302,371
                                                              ------------    ------------

Net decrease in cash                                            (2,779,115)       (148,554)
Cash at beginning of period                                      1,707,320       1,332,934
                                                              ------------    ------------
Cash at end of period                                         $  4,486,435    $  1,184,380
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $     82,715    $    212,570
                                                              ============    ============
Conversion of loans receivable to real estate held for sale   $    218,977    $    212,944
                                                              ============    ============


                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1. BASIS OF PRESENTATION

     The accompanying financial information includes the accounts of Credit Depot Corporation ("CDC" or the "Company") and its wholly owned subsidiaries. The financial information is unaudited but includes all adjustments consisting only of normal recurring adjustments which the Company's management believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Dollar figures rounded to the nearest $1,000 in the following discussion are approximate unless otherwise noted. The interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997.

2. NET INCOME (LOSS) PER SHARE

     Dividends on preferred stock are subtracted from net loss to arrive at the numerator for this calculation. The denominator is the weighted average number of common shares and, when dilutive, common equivalent shares (convertible securities, warrants and stock options) outstanding during each of the periods. Dilutive shares are not considered if the numerator (net income or loss less preferred dividends) is negative.

3. GAIN ON SALE OF RECEIVABLES

     Gains on the sale of loans to third parties made during the past two fiscal years wherein the Company retains an interest in the loan are calculated as the present value of the interest rate differential (also referred to as the "Spread") between the rate charged to the borrower and the rate earned by the third party, after taking into consideration several estimates made by the Company including early prepayments and loan defaults. The corresponding asset recorded at the time of the gain on sale of loans with a retained interest, the interest-only strip receivable, is amortized in proportion to the income received from the rate differential retained by the Company over the estimated lives of the underlying loans. The interest-only strip receivable is analyzed quarterly on a disaggregated basis to determine whether prepayment and default experience have impacted the fair value. The interest-only strip receivable is classified as a trading security; accordingly, unrealized gains and losses are recorded in income.

     Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain any servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan.

4. CONVERTIBLE NOTES

     During the three months ended September 30, 1997, the Company borrowed a total of $1,350,000 in the form of secured debt bearing an interest rate of 10% convertible into preferred stock of the Company. The maturity date on this debt, which was originally October 31, 1997, was extended to November 14, 1997. In conjunction with this debt offering, the lenders were issued warrants to purchase 675,000 shares of common stock of the Company at $2.00 per share.

5. RECENT ACCOUNTING PRONOUNCEMENTS

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

6. SUBSEQUENT EVENTS

     At a Special Meeting of Shareholders held on October 24, 1997, a majority of the common shareholders of the Company approved an Amendment to the Certificate of Incorporation effecting a reverse stock split in which each five shares of issued common stock of the Company (the "Common Stock")was reclassified and changed into one share of Common Stock. This reverse stock split was effected on October 29, 1997. The Company's Common Stock, adjusted for the reverse split, will trade under the ticker symbol LENDD for 20 days, at which time the stock will again trade under the LEND symbol.

     At a Board of Directors Meeting held October 24, 1997, the Company accepted conversion offers tendered by holders of 10% Convertible Secured Notes (the "Notes") and 9% Convertible Preferred Stock (the "Preferred Stock"). Of the $8,140,000 of Notes outstanding, holders representing $6,970,000 of Notes elected to convert their security to Common Stock at a conversion rate of $0.50 per share. Of the $6,300,000 or 315,000 shares of Preferred Stock outstanding, holders representing $6,233,320 or 311,666 shares of Preferred Stock elected to convert their security to Common Stock at a conversion rate of $0.65 per share.

     The conversion of Notes and Preferred Stock, plus payment of accrued interest and dividends thereon in the form of Common Stock, added 24,462,179 shares of Common Stock to the 4,072,861 existing shares of Common Stock outstanding, resulting in a total of 28,535,040 shares issued and outstanding, or 5,707,008 shares of Common Stock after giving effect to the one-for-five reverse stock split.

The effect of the conversion offer on the pro forma financial statements is summarized as follows:

Balance Sheet- Cash decreased by $125,000 for expenses incurred for the conversion. The asset "Deferred financing costs" was reduced by approximately $843,000 for previously capitalized debt financing costs. Convertible debt was reduced by $6,970,000, representing the note holders who elected to convert their security. The Preferred Stock and Common Stock accounts were adjusted a to reflect the changes in the respective par values of the outstanding securities.
Income Statement- A non-cash charge of $5,576,000 is recorded as a "Debt
     Conversion Expense" pursuant to the guidelines of Financial Accounting Standards Board Statement No. 84 "Induced Conversions of Convertible Debt". The calculation of this figure assumes a market price of the common stock at conversion of $.50 per share. Pursuant to the guidelines, this charge is credited to "Paid-In Capital". Also, approximately $843,000 of deferred financing charges incurred during the original issuance of the Notes were charged to expense as a result of the conversion of the Notes.
Statement of Cash Flows- Since no additional cash was received as a result of the conversion of securities, this particular statement was not presented on a pro forma basis. Estimated cash expenses of $125,000 in the form of legal fees and conversion agent fees incurred in tendering of the conversion offer will be charged to paid-in capital as a cost of issuing additional common stock.

7. GOING CONCERN

     In the annual audited financial statements filed with the Company's annual report on Form 10-K, the independent auditors opinion on those financial statements included an explanatory paragraph stating that certain conditions raise substantial doubt about the Company's ability to continue as a going concern. These conditions include significant and recurring operating losses, operating cash flow deficiencies, significant debt, maintenance of minimum net worth necessary for continued listing on the Nasdaq SmallCap Market, and accumulated deficit. Note 12 to those audited financial statements elaborated on the basis for the explanatory paragraph and presented management's plans for addressing some of the issues cited as a basis for the uncertainty. While the conversion of debt and preferred stock described above has reduced both debt and cash outlays for dividend and interest, there can be no assurance that these changes will result in reversing operating losses or cash flow deficiencies. The Company still requires additional financing to retire a $1,350,000 loan due November 30, 1997, and for working capital and debt reduction purposes during the current fiscal year. See "Liquidity and Capital Resources" under Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operation".

       Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The following comparison of results from the 1997 Three Months to the 1996 Three Months refers to actual figures, and does not compare pro forma results as discussed in Note 6 to the financial statements.

Three Months Ended September 30, 1996 and 1997

         Net revenues increased 22%, from $1,384,000 in the 1996 Three Months to $1,687,000 in the 1997 Three Months. The increase in revenue came primarily from broker fees generated by the Company's wholly-owned subsidiary, Cash Back Mortgage. Revenue from the gain on sale of loans decreased 5.7% from $1,266,000 in the 1996 Three Months to $1,194,000 in the 1997 Three Months on sales of $18,937,000 and $18,668,000, respectively. The net gain on sale percentage between the periods decreased from 6.7% for the 1996 Three Months to 6.4% for the 1997 Three Months as the Company began selling loans more loans on a "cash" basis whereby the premium on the loans is received as cash at the time of sale, as opposed to recording an "accrual" gain on sale. While the cash basis sale has historically resulted in a smaller gain on sale percentage than an accrual basis sale, the Company believes the benefits from improved cash flow from the cash basis sale outweigh the smaller margins as compared to an accrual basis sale.

                  Most of the Company's revenue in both the three months ended September 30, 1997 and 1996 (the "1997 Three Months" and the "1996 Three Months") consisted of loans sold by the Company with an interest retained as a gain on sale of loans. See Note 3 to the financial statements "Gain on Sale of Loans" for a more detailed description. In previous years, the Company has sold loans with a residual interest and also retained the servicing rights to the loans, creating a gain wherein the corresponding asset is referred to as the "Servicing Asset", and additionally providing revenue in the form of servicing income. The Company has recognized such gain on sale of loans with a retained interest in the fiscal year in which such loans are sold, although cash (representing the Interest-Only Strip Receivable or Servicing Asset and servicing fees) is received by the Company over the lives of the loans. Both the Interest-Only Strip Receivable and the Servicing Asset computations are in part based upon, and amortized over, the estimated lives of the loans using certain prepayment assumptions.

         Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest-Only Strip Receivable or Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Excess Servicing Asset is written down through a charge to earnings in the period of adjustment. There were no charges to earnings for anticipated prepayments during the 1997 Three Months or the 1996 Three Months.

         Total expenses increased 58% from $1,658,000 in the 1996 Three Months to $2,614,000 in the 1997 Three Months. The largest increase in expenses between the comparable periods was in labor costs, which increased 67% from $746,000 in the 1996 Three Months to $1,244,000 in the 1997 Three Months. The Company had 59 employees on a weighted average basis during the 1996 Three Months as compared to 69 employees during the 1997 Three Months. Other operating expenses increased 38% from $486,000 in the 1996 Three Months to $673,000 in the 1997 Three Months, primarily due to the increased number of employees and offices. The Company was operating 13 offices on a weighted average basis during the 1996 Three Months as compared to 17 offices during the 1997 Three Months. The three largest increases in other operating expenses from the 1996 Three Months to the 1997 Three Months were: 1) rent expense, from $106,000 to $151,000, 2) telephone expense, from $54,000 to $104,000, and 3) warehouse line fees, of which there were none in the 1996 Three Months and $56,000 in the 1997 Three Months.

         Interest expense increased 43% from $300,000 the 1996 Three Months to $428,000 in the 1997 Three Months due to a larger amount of convertible debt outstanding in the 1997 Three Months. Non-operating amortization expense increased from $10,000 in the 1996 Three Months to $110,000 in the 1997 Three Months. Of this increase, amortization of deferred financing costs incurred on placement of $9,000,000 of convertible debt during the 1996 Three Months was $0 for the 1996 Three Months and $80,000 for the 1997 Three Months. Amortization of goodwill associated with the acquisition of Cash Back Mortgage in April 1997 was $0 for the 1996 Three Months and $30,000 for the 1997 Three Months.

         The Company recorded a net loss of $927,000 for the 1997 Three Months, as compared to a net loss of $274,000 for the 1996 Three Months. Net loss per share of Common Stock after deducting dividends on Preferred Stock was $(0.27) for the 1997 Three Months compared to a net loss of $(0.12) per share for the 1996 Three Months.

LIQUIDITY AND CAPITAL RESOURCES

         Loans receivable increased from $5,517,000 at June 30, 1997 to $6,618,000 at September 30, 1997, as the Company began holding loans for a longer period of time before sale. This extended holding period was the result of a change in the Company's sales strategy made during the 1997 Three Months, whereby the Company began selling much of its production on a "Whole" loan basis (the Company has no residual interest in the loan after the sale) as opposed to selling loans with a residual interest to a major loan securitizer. Under the agreement with the securitizer, loans were sold on a "flow" basis, meaning the Company could sell loans frequently in relatively small groups (called "pools"), a method that the Company needed to use prior to June 1997 as the Company had no substantial warehouse lines of credit with which to retain loans for an extended period. In July 1997, the Company acquired $13,500,000 in warehouse lines, which allowed the Company to begin holding loans. The holding capacity is necessary when selling loans on a Whole basis as it can take up to several weeks from the time of loan Interest-only strips receivable increased from $7,269,000 at June 30, 1997 to $7,784,000 at September 30, 1997. The Company has since discontinued selling loans with a residual interest which creates this asset, and therefore anticipates the balance of this asset will now decrease over time at it is amortized without further additions.

         Restricted cash increased from $203,000 at June 30, 1997 to $1,291,000 at September 30, 1997, primarily due to the Company liquidating loans used as collateral for a $2,300,000 convertible note. As the collateral loans are sold, the cash received is placed in a restricted cash account. Per the terms of this note, a new loan is first funded with the Company's working capital, and then assigned to the noteholder, who then disburses cash out of the restricted account to the Company at a rate of 90% of the principal balance of the loan funded. The Company began funding most of its loan originations with the warehouse lines of credit acquired during the 1997 Three Months, and thus the loan collateral supporting this note has decreased as loans sold are removed and few new loans are added. In November 1997, the Company used a portion of the restricted cash and reduced the principal balance of the note from $2,300,000 to $1,400,000.

         By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, premiums paid for the purchase of loans, and start-up expenses for expansion into new geographic markets. The Company has never generated a positive cash flow, and it has required and expects to continue to require additional financing to fund additional geographical expansion and to support its infrastructure until such time, if ever, it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. The cash outlay for the current fiscal year was funded primarily out of the proceeds of the Bridge Loan described below. Capital restraints have from time to time adversely affected the volume of mortgage loans the Company originates, and have negatively impacted its ability to hold such loans until a sale could be arranged for on more favorable terms. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans the Company originates and purchases into secondary markets, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) other borrowings (discussed below), (5) the conversion of the Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, and (6) advances against the cash normally received over the life of the loan as noted in #5 above (discussed below).

         In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes at September 30, 1995. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 10% Notes described below) and the remaining $2,300,000 of 8% Notes were exchanged for loans under a secured warehouse lending facility.

         In June 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock and warrants to purchase common stock. Of the remaining $500,000 of participations, holders of $400,000 converted their participations into Common Stock in September 1996 and the balance of $100,000 was repaid upon maturity. Of the $6,400,000 of 9% Preferred Stock sold, one holder converted $100,000 worth of 9% Preferred Stock to Common Stock in December 1996. Nearly all of the remaining $6,300,000 of 9% Preferred Stock converted to Common Stock in October 1997 as described in Note 6 to the financial statements. Per the terms of this conversion, the accrued dividends (which were not paid for the quarters ending June 30, 1997 and September 30, 1997 due to capital constraints) through the date of conversion are paid in common stock.

         In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above to a single holder. This participation is still outstanding and matures in February 1998.

         The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. At September 30, 1997, $8,140,00 of the 10% Notes were still outstanding. In October 1997, a majority of the 10% Noteholders elected to convert their notes to common stock as described in Note 6 to the financial statements. Per the terms of this conversion offer, interest due to the 10% Noteholders from July 1, 1997 to the date of conversion is payable in common stock.

         In November 1996, the Company entered into an agreement with a major loan securitizer wherein the Company can receive advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. This advance is repaid over 36 months and bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. At September 30, 1997, the Company had been advanced $2,451,000 net of repayments under this agreement.

         In April 1997, the Company placed $1,674,000 or 16,740 shares of a Series B 11% Redeemable Convertible Preferred Stock (the "11% Preferred Stock), convertible into common stock, resulting in net proceeds to the Company of approximately $1,498,000. The 11% Preferred Stock contains certain anti-dilution provisions regarding the conversion rate. Dividends are payable quarterly in cash or in preferred stock until July 1998, when a penalty for paying dividends in stock becomes effective. The Company paid the June 30, 1997 dividends in preferred stock and declared a stock dividend for the quarter ending September 30, 1997.

         In June 1997, the Company obtained a revolving warehouse line of credit for $3,000,000. This line was subsequently increased, and a second line was obtained in July 1997, bringing the total warehouse line capacity to $13,500,000 by August 1997 for these two lines. The Company was in technical default under one of the lines but has subsequently corrected the default condition and currently maintains that line.

         During the 1997 Three Months, the Company received a total of $1,350,000 in a private placement of convertible debt, intended to be a loan until the Company can complete a new financing of preferred stock (the loan being referred to as a "Bridge Loan"). The Bridge Loan matures on November 30, 1997, or such earlier date as financing can be completed. The holders were issued warrants to purchase 3,375,000 shares of Common Stock at an exercise price of $.40 per share, subject to certain anti-dilution adjustments. After giving effect to the reverse stock split described in Note 6 to the financial statements, the warrants total 675,000 shares at an exercise price of $2.00 per share.

         In October 1997, the Company effected a one-for-five reverse stock split on its Common Stock and concluded a conversion offer to the 9% Preferred Stock holders and 10% Note holders as described above and in Note 6 of the financial statements. Approximately 86% of the 10% Note holders and 99% of the 9% Preferred Stock holders converted their securities into Common Stock. In addition to the financial effects discussed in Note 6 of the financial statements, the Company eliminated $697,000 in annual interest expense and $561,000 in annual disbursements of dividends as a result of the conversion of the two securities into common stock. While this reduction in cash outflow is significant, it will not, by itself, result in a positive cash flow for the Company. To achieve a positive cash flow, the Company will have to increase loan sales above current levels without a corresponding increase in expenses. To provide working capital until such time, if ever, the Company can achieve a positive cash flow, and to provide money necessary to repay a $1,350,000 Bridge Loan maturing on November 30, 1997 and a $500,000 mortgage participation maturing in February 1998, the Company must obtain additional financing. The Company has entered into discussions with the primary placement agent for the Bridge Loan to convert the Bridge Loan to preferred stock and raise additional equity in the form of preferred stock; however, no assurance can be given that such additional financing will occur. In the event that the Company does not obtain substantial additional financing, the Company could be required to scale back or cease its operations. Even if the Company is successful in obtaining additional financing, there can be no assurance that it will be able to generate a positive cash flow, or that it will be required to obtain additional financing in the near future.

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

Item 2.    CHANGES IN SECURITIES

     In July, August, and September 1997, the Company issued an aggregate of $1,350,000 in 10% secured notes (referred to as the "Bridge Loan") convertible into preferred stock of the Company (the preferred stock being issued as a part of a contemplated private placement which has not yet occurred). The Bridge Loan is convertible into 675,000 shares of Common Stock after giving effect to the one-for-five reverse stock split. The Bridge Loan was arranged by Thieme Associates, who received a cash commission of $125,000 for their efforts in placing the loan. The original maturity date of the Bridge Loan, October 31, 1997, was extended to November 30, 1997. Investors in the Bridge Loan received five year warrants to purchase 675,000 shares of Common Stock at a purchase price of $2.00 per share.

Item 3.    DEFAULT UPON SENIOR SECURITIES

     Not applicable.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

Item 5.    OTHER INFORMATION

     Not applicable.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

               27.1 Financial data schedule (for SEC purposes only).

         (b) Reports on Form 8-K

               On September 26, 1997, a Form 8-K was filed in conjunction with the offering circular sent to debt and preferred stock holders; the June 30, 1997 audited financial statements were included as an exhibit.

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



                                             CREDIT DEPOT CORPORATION
                                             ------------------------
                                                   (Registrant)




Date: November 13, 1997                      /s/ Gerald F. Sullivan
                                    --------------------------------------------
                                                 Gerald F. Sullivan
                                    (Vice Chairman of the Board of Directors,
                                    President and Chief Executive Officer at
                                    September 30, 1997)






Date: November 13, 1997                      /s/ Charles D. Farrahar
                                    --------------------------------------------
                                                 Charles D. Farrahar
                                    (Vice President and Chief Financial Officer)