Form 10-Q
period 1997-12-31
CREDIT DEPOT CORP
filed 1998-02-17
CIK 869276

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number        0-19420

                            CREDIT DEPOT CORPORATION
                            ------------------------
        (Exact name of small business issuer as specified in its charter)


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

                                      30501
                                      -----
                                   (Zip code)


                                 (770) 531-9927
                                 --------------
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X     NO
    -------     -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                 Outstanding at January 31, 1998
-----------------------------                    -------------------------------
Common Stock $.001 Par Value                                 5,727,008

Transitional Small Business Disclosure Format (check one):
YES          NO    X
    -------     -------

                            CREDIT DEPOT CORPORATION
                                Table of Contents



                                                                                                  Page
                                                                                                  ----
PART I.  FINANCIAL INFORMATION

              Item 1 -- Financial Statements (Unaudited)

                            Condensed Consolidated Balance
                            Sheets as of June 30, 1997 and
                            December 31, 1997                                                       3

                            Condensed Consolidated Statements of Operations
                            for the Three Months Ended December 31, 1996
                            and 1997 and for the Six Months Ended
                            December 31, 1996 and 1997                                              4

                            Condensed Consolidated Statements
                            of Cash Flows for the Six Months
                            Ended December 31, 1996 and 1997                                        5

                            Notes to Condensed Consolidated
                            Financial Statements                                                    6

              Item 2 -- Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                              8

Part II. OTHER INFORMATION

              Item 2 -- Changes in Securities                                                      13

              Item 4 -- Submission of Matters to Vote of
                            Security Holders                                                       13

              Item 6 -- Exhibit and Reports on Form 8-K                                            14

SIGNATURES                                                                                         15

                            CREDIT DEPOT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                        June 30,         DECEMBER 31,
                                                                          1997               1997
                                                                      ------------       ------------
ASSETS
Loans receivable
   Consumer, collateralized by real estate .....................      $  5,517,002       $  7,523,106
   Allowance for credit losses .................................          (260,484)          (266,848)
                                                                      ------------       ------------
Net loans receivable ...........................................         5,256,518          7,256,258

Cash ...........................................................         1,332,934            124,972
Cash subject to withdrawal restrictions ........................           203,318          1,302,950
Property and equipment, net ....................................           524,695            436,901
Real estate held for resale ....................................            89,021            100,256
Other assets:
   Receivables due from related parties (net of reserve) .......            17,398
                                                                                               17,847
   Prepaid expenses and other assets ...........................           269,750            248,887
   Servicing asset .............................................            77,007             74,935
   Interest-only strips receivable .............................         7,268,930          7,222,329
   Accrued interest receivable .................................            35,503            118,832
   Deferred financing costs ....................................         1,338,822            563,933
   Goodwill ....................................................           910,825            865,285
                                                                      ------------       ------------

TOTAL ASSETS ...................................................      $ 17,324,721       $ 18,333,395
                                                                      ============       ============

LIABILITIES
Convertible notes ..............................................      $ 10,440,000       $  4,020,000
Warehouse line of credit .......................................         3,356,386          6,385,391
Advance on interest-only strips receivable .....................         2,100,651          2,402,967
Other borrowings ...............................................           500,000            500,000
Accounts payable ...............................................           291,235            277,595
Accrued liabilities ............................................            85,340            366,894
Dividends payable ..............................................           174,271             93,027
                                                                      ------------       ------------
TOTAL LIABILITIES ..............................................        16,947,883         14,045,874

STOCKHOLDERS' EQUITY
   Series "A" Preferred Stock, $.001 par value: 2,000,000 shares authorized, 315,000 shares outstanding at June 30, 1997,
     and 3,334 shares outstanding at December 31, 1997 .........               315                  3
   Series "B" Preferred Stock, $.001 par value: 60,000
     shares authorized, 16,740 shares issued and outstanding
     at June 30, 1997, and at December 31, 1997 ................                17                 17
   Common stock, $.001 par value: 35,000,000 shares authorized,
     814,573 shares outstanding at June 30, 1997 (1), and
     5,727,008 shares outstanding at December 31, 1997 .........               815              5,727
Additional paid-in capital .....................................        16,439,066         29,582,417
Accumulated deficit ............................................       (16,063,375)       (25,300,643)
                                                                      ------------       ------------

TOTAL STOCKHOLDERS' EQUITY .....................................           376,838          4,287,521
                                                                      ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................      $ 17,324,721       $ 18,333,395
                                                                      ============       ============



(1) The number of shares of common stock and have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on
                         October 29, 1997 (See Note 5).

                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended                      Six Months Ended
                                                               December 31,                          December 31,
                                                          1996               1997              1996                1997
                                                     -------------------------------       -------------------------------
Revenues:
   Finance income and fees earned .............      $    109,254       $    407,993       $    260,550       $    874,582
   Gain on sale of receivables ................         2,018,212            729,672          3,284,266          1,923,265
   Other ......................................            66,952            (26,026)            33,314                298
                                                     ------------       ------------       ------------       ------------
                                                        2,194,418          1,111,639          3,578,130          2,798,145

Expenses:
   Salaries and employee benefits .............           915,987          1,198,057          1,661,674          2,442,381
   Legal and professional fees ................            97,986            163,755            194,697            284,861
   Other operating expenses ...................           612,340            789,259          1,098,596          1,462,667
   Provision for credit losses ................            45,000            133,125             65,000            163,125
   Debt conversion expense ....................                --          5,576,000                 --          5,576,000
   Interest expense and amortization of
        financing costs .......................           399,157          1,289,361            708,408          1,834,949
                                                     ------------       ------------       ------------       ------------
                                                        2,070,470          9,149,557          3,728,375         11,763,983

Income (loss) before provision for income taxes           123,948         (8,037,918)          (150,245)        (8,965,838)
Provision for income taxes ....................                --                 --                 --
                                                     ------------       ------------       ------------       ------------

Net income (loss) .............................      $    123,948       $ (8,037,918)      $   (150,245)      $ (8,965,838)
                                                     ------------       ------------       ------------       ------------

Induced conversion of preferred stock .........                --          3,584,700                 --
                                                                                                                 3,584,700
Dividends on preferred stock ..................           141,750             83,924            285,750            271,709
                                                     ------------       ------------       ------------       ------------

Net loss attributable to common shareholders ..      $    (17,802)      $(11,706,542)      $   (435,995)      $(12,822,247)
                                                     ============       ============       ============       ============

Net loss per share of common stock (1) ........      $      (0.02)      $      (2.05)      $      (0.62)      $      (3.93)
                                                     ============       ============       ============       ============

Net loss per share of common stock,
     assuming dilution (1) ....................      $      (0.02)      $      (2.05)      $      (0.62)      $      (3.93)
                                                     ============       ============       ============       ============

Weighted average shares outstanding (1) .......           749,412          5,713,674            703,962          3,264,124
                                                     ============       ============       ============       ============

Weighted average shares outstanding,
     assuming dilution (1) ....................         3,148,696          9,839,326          3,087,866          7,715,241
                                                     ============       ============       ============       ============


(1) The weighted average number of shares of common stock and the corresponding earnings per share figures have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on October 29, 1997. See
Note 5 concerning the reverse split and Note 2 concerning the calculation of earnings per share.

                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                 December 31,       DECEMBER 31,
                                                                     1996               1997
                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..................................................      $   (150,245)      $ (8,965,838)
Adjustments to reconcile net loss
to cash used in operating activities:
     Provision for credit losses ..........................            65,000            163,125
     Depreciation and amortization ........................           158,394            138,563
     Debt conversion expense ..............................                --          5,576,000
     Changes in operating assets and liabilities:
       Due from related parties ...........................            (3,005)              (459)
       Prepaid expenses and other .........................           158,305            (62,466)
       Deferred financing costs ...........................          (361,819)           774,889
       Loans originated ...................................       (41,108,754)       (41,009,434)
       Loans repurchased ..................................          (590,429)        (1,012,256)
       Servicing asset ....................................            49,197              2,072
       Interest-only strips receivable ....................        (3,470,607)            46,601
       Proceeds from loans sold ...........................        42,304,703         40,022,995
       Principal collections on loans not sold ............           898,653            201,030
       Accounts payable and accrued liabilities ...........           (63,674)           267,914
                                                                 ------------       ------------

Net cash used in operating activities .....................        (2,114,281)        (3,857,264)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment ........................          (122,567)           (11,189)
Disposal of property and equipment ........................                --              4,800
                                                                 ------------       ------------

Net cash used in investing activities .....................          (122,567)            (6,389)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock ..............................          (285,750)                --
Proceeds from issuance of convertible notes ...............         2,800,000            425,000
Proceeds from warehouse line of credit ....................                --         36,977,920
Payments on warehouse line of credit ......................                --        (33,949,914)
Payments on other borrowings ..............................          (977,373)                --
Advance on interest-only strip receivable .................           103,098            804,656
Payments on advance on interest-only strip receivable .....                --           (502,339)
                                                                 ------------       ------------
Net cash provided by financing activities .................         1,639,975          3,755,323
                                                                 ------------       ------------

Net decrease in cash ......................................          (596,873)          (108,330)
Cash at beginning of period ...............................         1,707,320          1,536,252
                                                                 ------------       ------------
Cash at end of period .....................................      $  1,110,447       $  1,427,922
                                                                 ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest ..................      $    628,951       $    448,756
                                                                 ============       ============
Conversion of loans receivable to real estate held for sale      $    564,817       $    376,354
                                                                 ============       ============






                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997
                                   (Unaudited)

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

2.  NET INCOME (LOSS) PER SHARE

      Dividends on preferred stock are subtracted from net income (loss) to arrive at the numerator for this calculation. The denominator for the earnings per share calculation is the weighted average number of common shares actually issued and outstanding during the period indicated. The denominator for the earnings per share assuming dilution is the total of actual outstanding shares of common stock plus all common equivalent shares (convertible securities, warrants and stock options) outstanding during the period. Common share equivalents are included even if they are not currently exercisable or even if the exercise price is below the current market value of the common stock. The earnings per share calculation assuming dilution substitutes the earnings per share denominator if the numerator is negative.

3.  GAIN ON SALE OF RECEIVABLES

      Gains on the sale of loans to third parties made during the past two fiscal years wherein the Company retains an interest in the loan are calculated as the present value of the interest rate differential between the rate charged to the borrower and the rate earned by the third party (the "Spread"), after taking into consideration several estimates made by the Company including early prepayments and loan defaults. The corresponding asset recorded at the time of the gain on sale of loans with a retained interest, the "Interest-Only Strip Receivable", is amortized in proportion to the income received from the rate differential retained by the Company over the estimated lives of the underlying loans. The Interest-Only Strip Receivable is analyzed quarterly on a disaggregated basis to determine whether prepayment and default experience have impacted the fair value. The Interest-Only Strip Receivable is classified as a trading security; accordingly, unrealized gains and losses are recorded in income. In past years the Company, in addition to selling loans with a retained interest, also retained the servicing rights to the sold loans as well. The gain on sale was recorded in a similar manner as with the Interest-Only Strip Receivable, except the corresponding asset is referred to as a "Servicing Asset". Both types of loans sales are referred to as "Accrual" sales, since the gain on sale is accrued at the time of sale, and cash is received over the life of the loans.

      Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest- Only Strip Receivable or Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Servicing Asset is written down through a charge to earnings in the period of adjustment. There were no charges to earnings for anticipated prepayments during the three months ended December 31, 1996 or 1997.

      Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain any servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan. This type of sale is also referred to as a "Whole" loan sale. The Company has sold loans Whole exclusively since October 1997.

4. CONVERTIBLE NOTES

      During the six months ended December 31, 1997, the Company borrowed a total of $1,450,000 in the form of secured debt bearing an interest rate of 10% convertible into common stock of the Company. In January 1998, an additional $250,000 was borrowed pursuant to this arrangement. The maturity date on this debt, which was originally October 31, 1997, was extended to April 30, 1998. In conjunction with this debt offering, the lenders were issued warrants to purchase 850,000 shares of common stock of the Company at $2.00 per share.

5. REVERSE STOCK SPLIT/ CONVERSION OF SECURITIES

      On October 24, 1997, a majority of the common shareholders of the Company approved an Amendment to the Certificate of Incorporation effecting a reverse stock split in which each five shares of issued common stock of the Company (the "Common Stock") was reclassified and changed into one share of Common Stock. This reverse stock split was effected on October 29, 1997.

      At a Board of Directors Meeting held October 24, 1997, the Company accepted conversion offers tendered by holders of 10% Convertible Secured Notes (the "Notes") and 9% Series A Convertible Preferred Stock (the "Preferred Stock"). Of the $8,140,000 of Notes outstanding, holders representing $6,970,000 of Notes elected to convert their Notes to Common Stock at a conversion rate of $0.50 per share. Of the 315,000 shares of Preferred Stock outstanding, holders representing 311,666 shares of Preferred Stock elected to convert their Preferred Stock to Common Stock at a conversion rate of $0.65 per share. In January 1998, holders of the remaining 66,680 shares of Preferred Stock converted their Preferred Stock under the same terms and conditions as those who converted in October 1997.

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

      A non-cash charge of $5,576,000 was recorded as "Debt Conversion Expense" pursuant to the guidelines of Financial Accounting Standards Board Statement No. 84 "Induced Conversions of Convertible Debt". The calculation of this figure utilized a market price of the common stock at conversion of $.50 per share. Pursuant to the guidelines, this expense is credited to "Paid-In Capital". Similarly, $3,584,700 was added to the loss attributable to common shareholders to note the effect of the induced conversion of preferred stock. This memo entry was made pursuant to Securities and Exchange Commission Emerging Issues Task Force Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

      Also, $843,000 of deferred financing charges incurred during the original issuance of the Notes were charged to expense as a direct result of the conversion of the Notes.


6. GOING CONCERN

      In the annual audited financial statements filed with the Company's annual report on Form 10-KSB, the independent auditors opinion on those financial statements included an explanatory paragraph stating that certain conditions raise substantial doubt about the Company's ability to continue as a going concern. These conditions include significant and recurring operating losses, operating cash flow deficiencies, significant debt, maintenance of minimum net worth necessary for continued listing on the Nasdaq SmallCap Market, and accumulated deficit. Note 12 to those audited financial statements elaborated on the basis for the explanatory paragraph and presented management's plans for addressing some of the issues cited as a basis for the uncertainty. While the conversion of Notes and Preferred Stock described above has reduced both debt and cash outlays for dividend and interest, there can be no assurance that these changes will result in reversing operating losses or cash flow deficiencies. The Company still requires additional financing to retire a $500,000 mortgage participation in February 1998 and a $1,700,000 loan due April 30, 1998, and for working capital and debt reduction purposes during the current fiscal year. See "Liquidity and Capital Resources" under Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operation".

   Item 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 and 1997

         The Company recorded a net loss of $8,038,000 for the three months ended December 31, 1997 (the "1997 Three Months"), as compared to net income of $124,000 for the three months ended December 31, 1996 (the "1996 Three Months"). Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), the net loss for the 1997 Three Months was $1,619,000. Net loss per share of Common Stock after deducting dividends on preferred stock and recognizing a $3,584,700 charge for the conversion of Preferred Stock (see
Note 5 to the financial statements) was $(2.05) for the 1997 Three Months compared to a net loss of $(0.02) per share for the 1996 Three Months. A decrease in revenue was the largest single variance between the comparable periods.

         Net revenues decreased $1,082,000 or 49%, from $2,194,000 in the 1996 Three Months to $1,112,000 in the 1997 Three Months. The decrease in revenue was primarily due to a decrease in gain on sale between the periods. Revenue from the gain on sale of loans decreased $1,288,000 or 64% from $2,018,000 in the 1996 Three Months to $730,000 in the 1997 Three Months on sales of $23,369,000 and $21,335,000, respectively. The net gain on sale percentage between the periods decreased from 9.4% for the 1996 Three Months to 3.4% for the 1997 Three Months. The Company sold all loans Whole in the 1997 Three Months as opposed to the 1996 Three months wherein most loans were sold on an Accrual basis (see Note 3 to the financial statements "Gain on Sale of Receivable"). Also, the Company sold some loans during the 1997 Three Months that are not readily purchased by the Company's traditional investors. These loans were sold at less than par value. These sales had a negative impact on the Company's gain on sale percentage, which averaged 4.7% on sales made to traditional investors during the 1997 Three Months. While Whole loan sales have historically resulted in a smaller gain on sale percentage than an Accrual sale, the Company believes the benefits from improved cash flow from the Whole loan sale outweigh the smaller margins as compared to an Accrual sale.

         Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), total expenses increased 32% from $2,070,000 in the 1996 Three Months to $2,730,000 in the 1997 Three Months. The largest increase in expenses between the comparable periods was in labor costs, which increased $282,000 or 44% from $916,000 in the 1996 Three Months to $1,198,000 in the 1997 Three Months. The Company had 63 employees on a weighted average basis during the 1996 Three Months as compared to 88 employees during the 1997 Three Months, although 30 of the 88 employees were with Cash Back Mortgage, an acquisition made by the Company in April 1997. Labor costs for Cash Back Mortgage during the 1997 Three Months were $320,000. Other operating expenses increased $177,000 or 29% from $612,000 in the 1996 Three Months to $789,000 in the 1997 Three Months. Other operating expenses for Cash Back Mortgage were $153,000. Of the other operating expenses not attributable to Cash Back Mortgage, the largest increase was in warehouse line fees, of which there were none in the 1996 Three Months and $40,000 in the 1997 Three Months.

         The provision for credit losses was $45,000 in the 1996 Three Months compared to $133,000 in the 1997 Three Months. The increase in provision resulted from adjusting the reserve for bad debts to a level deemed appropriate after reviewing the quarterly analysis of loans receivable. Legal and professional fees were $98,000 in the 1996 Three Months compared to $133,000 in the 1997 Three Months. Most of the increase was a result of fees associated with exploring various alternatives to the debt conversion offer and reverse stock split consummated in October 1997.

         Excluding $843,000 of amortization of deferred finance charges associated with the conversion of debt, interest expense and amortization of goodwill and deferred finance charges increased $46,000 or 12% from $399,000 the 1996 Three Months to $446,000 in the 1997 Three Months. Interest expense increased $40,000 or 11% from $326,000 in the 1996 Three Months to $366,000 in the 1997 Three Months. The reduction of interest expense from the converted debt at the end of October 1997 was offset by interest on the warehouse lines of credit and the secured debt (see Note 4 to the financial statements). Amortization of goodwill associated with the acquisition of Cash Back Mortgage in April 1997 was $0 for the 1996 Three Months and $15,000 for the 1997 Three Months.

Six Months Ended December 31, 1996 and 1997

         The Company recorded a net loss of $8,966,000 for the six months ended December 31, 1997 (the "1997 Six Months"), as compared to a net loss of $150,000 for the six months ended December 31, 1996 (the "1996 Six Months"). Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), the net loss for the 1997 Six Months was $2,547,000. Net loss per share of Common Stock after deducting dividends on preferred stock and recognizing a $3,584,700 charge for the conversion of Preferred Stock (see Note 5 to the financial statements) was $(3.93) for the 1997 Six Months compared to a net loss of $(0.62) per share for the 1996 Six Months. Decrease in revenue was the largest difference between the comparable periods.

         Net revenues decreased $780,000 or 22%, from $3,578,000 in 1996 Six Months to $2,798,000 in the 1997 Six Months. The decrease in revenue was primarily due to a decrease in gain on sale between the periods. Revenue from the gain on sale of loans decreased $1,361,000 or 41% from $3,284,000 in the 1996 Six Months to $1,923,000 in the 1997 Six Months on sales of $42,305,000 and $40,023,000, respectively. The net gain on sale percentage between the periods decreased from 8.5% for the 1996 Six Months to 4.8% for the 1997 Six Months. The Company sold a majority of loans Whole in the 1997 Six Months as opposed to the 1996 Six months wherein most loans were sold on an Accrual basis (see Note 3 to the financial statements "Gain on Sale of Receivable"). While Whole loan sales have historically resulted in a smaller gain on sale percentage than an Accrual sale, the Company believes the benefits from improved cash flow from the Whole loan sale outweigh the smaller margins as compared to an Accrual sale.

         Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), total expenses increased 43% from $3,728,000 in the 1996 Six Months to $5,345,000 in the 1997 Six Months. The largest increase in expenses between the comparable periods was in labor costs, which increased $781,000 or 47% from $1,662,000 in the 1996 Six Months to $2,442,000 in the 1997 Six Months. The Company had 62 employees on a weighted average basis during the 1996 Six Months as compared to 91 employees during the 1997 Six Months, although 27 of the 91 employees were with Cash Back Mortgage, an acquisition made by the Company in April 1997. Labor costs for Cash Back Mortgage during the 1997 Six Months were $625,000. The remaining increase in labor costs resulted from a higher number of employees earlier in the 1997 Six Months. Excluding Cash Back Mortgage, the Company had 80 employees at July 1, 1997 and 54 employees at December 31, 1997. Other operating expenses increased $364,000 or 33% from $1,099,000 in the 1996 Six Months to $1,463,000 in the 1997
Three Months. Other operating expenses for Cash Back Mortgage were $288,000. Of the other operating expenses not attributable to Cash Back Mortgage, the largest increase was in warehouse line fees, of which there were none in the 1996 Six Months and $92,000 in the 1997 Six Months.

         Excluding $843,000 of amortization of deferred finance charges associated with the conversion of debt, interest expense and amortization of goodwill and deferred finance charges increased $284,000 or 40% from $708,000 the 1996 Six Months to $992,000 in the 1997 Six Months. Interest expense increased $532,000 or 46% from $626,000 in the 1996 Six Months to $1,159,000 in the 1997 Six Months. While interest on the convertible notes was slightly less in the 1997 Six Months due to the conversion of most of the Notes in October 1997, there were three items that did not exist in the 1996 Six Months that had significant impact in the 1997 Six Months- interest expense on the advance against the Interest-Only Strip Receivable, interest expense on the warehouse lines of credit, and interest expense on the secured debt (see Note 4 to the financial statements). Amortization of goodwill associated with the acquisition of Cash Back Mortgage in April 1997 was $0 for the 1996 Six Months and $46,000 for the 1997 Six Months.

         The provision for credit losses was $65,000 in the 1996 Six Months compared to $163,000 in the 1997 Six Months. The increase in provision resulted from adjusting the reserve for bad debts to a level deemed appropriate after reviewing the quarterly analysis of loans receivable. Legal and professional fees were 195,000 in the 1996 Six Months compared to $284,000 in the 1997 Six Months. Most of the increase was a result of fees associated with exploring various alternatives to the debt conversion offer and reverse stock split consummated in October 1997, and a higher level of consulting fees during the first half of the 1997 Six Months.

LIQUIDITY AND CAPITAL RESOURCES

         Loans receivable increased from $5,517,000 at June 30, 1997 to $7,523,000 at December 31, 1997, as the Company began holding loans for a longer period of time before sale. This extended holding period was the result of a change in the Company's sales strategy made during the 1997 Six Months, whereby the Company began selling loans on a Whole loan basis as opposed to selling loans on an Accrual basis to a loan securitizer. Under the agreement with the securitizer, loans were sold on a "flow" basis, meaning the Company could sell loans frequently in relatively small groups (called "pools"), a method that the Company needed to use prior to June 1997 as the Company had no substantial warehouse lines of credit with which to retain loans for an extended period. In July 1997, the Company acquired $13,500,000 in warehouse lines, which allowed the Company to begin holding loans. The Company stopped selling loans with a residual interest in October 1997 and currently has no plans to resume Accrual sales.

         Cash subject to withdrawal restrictions ("restricted cash") is segregated from cash not subject to any withdrawal restrictions ("unrestricted cash"). While unrestricted cash can be used for any corporate purpose, restricted cash generally represents cash pledged as collateral for certain convertible notes and mortgage participations. Pursuant to these types of agreements, the entire note amount is received in cash from the investor, and is placed in a restricted cash account. Loans are funded with the restricted cash and assigned to the investor, and when the loan is sold the proceeds representing the principal balance of the loan are returned to the restricted cash account. Therefore, the balance of unrestricted cash represents the difference between the note amount and the amount of loans assigned to the investor. Since the Company began funding most of its loan originations with warehouse lines of credit acquired in June 1997, the amount of loans assigned as collateral in these agreements has decreased, and thus the balance of restricted cash has increased. In November 1997, the Company used a portion of the restricted cash and reduced the principal balance of one note from $2,300,000 to $1,400,000. Unrestricted cash has decreased as a result of funding operating losses.

         Deferred financing costs and the balance of convertible notes decreased from June 30, 1997 to December 31, 1997, as a result of the conversion offer described in Note 6 to the financial statements. The balance in the warehouse lines of credit increased during the same period as the Company completed the transition to funding most of its loans with these warehouse lines which were acquired in June 1997. Prior to June 1997, most loans were funded with working capital or the convertible note or mortgage participations described above.

         By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, premiums paid for the purchase of loans, and start-up expenses for expansion into new geographic markets. The Company has never generated a positive cash flow, and it has required and expects to continue to require additional financing to fund additional geographical expansion and to support its infrastructure until such time, if ever, as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. The cash outlay for the current fiscal year was funded primarily out of the proceeds of the Bridge Loan described below. Capital restraints have from time to time adversely affected the volume of mortgage loans the Company originates, and have negatively impacted its ability to hold such loans until a sale could be arranged on more favorable terms. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of funds have been (1) sales of the loans the Company originates and purchases into secondary markets, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) other borrowings (discussed below), (5) the conversion of the Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, and (6) advances against the cash normally received over the life of the loan as noted in (5) above (discussed below).

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

         In June 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of 320,000 shares of Preferred Stock and warrants to purchase Common Stock. Of the remaining $500,000 of participations, holders of $400,000 converted their participations into Common Stock in September 1996 and the balance of $100,000 was repaid upon maturity. Of the 320,000 of Preferred Stock sold, one holder converted 10,000 shares of Preferred Stock to common stock in December 1996. All of the remaining 310,000 shares of Preferred Stock converted to Common Stock in October 1997 and January 1998 as described in Note 6 to the financial statements. Per the terms of this conversion, the accrued dividends (which were not paid for the quarters ending June 30, 1997 and September 30, 1997 due to capital constraints) through the date of conversion were paid in Common Stock.

         In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above to a single holder. This participation is still outstanding and matures in February 1998.

         The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. At December 31, 1997, $1,170,000 of the 10% Notes were still outstanding, with the balance being converted into common stock in October 1997, as described in Note 5 to the financial statements. Per the terms of this conversion offer, interest due to the 10% Noteholders from July 1, 1997 to the date of conversion was paid in common stock.

         In November 1996, the Company entered into an agreement with a loan securitizer wherein the Company would receive advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. This advance is repaid over 36 months and bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. The Company ceased selling loans pursuant to this agreement in October 1997 and therefore has not received any advances against the Interest-Only Strip Receivable since that date. At December 31, 1997, the Company had been advanced $2,403,000 net of repayments under this agreement.

         In April 1997, the Company sold for $1,674,000 16,740 shares of a Series B 11% Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), convertible into Common Stock with customary adjustments to the conversion price, resulting in net proceeds to the Company of approximately $1,498,000. Dividends are payable quarterly in cash or in preferred stock until July 1998, when a penalty for paying dividends in stock becomes effective. All dividends paid to date on the Series B Preferred Stock have been paid with additional Series B Preferred Stock.

         In June 1997, the Company obtained a revolving warehouse line of credit for $3,000,000. This line was subsequently increased, and a second line was obtained in July 1997, bringing the total warehouse line capacity to $13,500,000 by August 1997 for these two lines. In January 1998, the Company obtained a third warehouse line of credit for $5,000,000.

         During the 1997 Six Months, the Company received a total of $1,450,000 in a private placement of debt convertible into Common Stock, referred to as the "Bridge Loan". In January 1998, and additional $250,000 was received pursuant to the Bridge Loan. The Bridge Loan matures on April 30, 1998, or such earlier date as a secondary financing can be completed. The holders at December 31, 1997 have been issued warrants to purchase 725,000 shares of Common Stock at an exercise price of $2.00 per share, which was subsequently changed to $1.24 due to anti-dilution adjustments contained within the agreement.

         In October 1997, the Company effected a one-for-five reverse stock split on its Common Stock and concluded a conversion offer to the 9% Preferred Stock holders and 10% Note holders as described above and in Note 5 of the financial statements. Approximately 86% of the 10% Note holders and 100% of the 9% Preferred Stock holders have converted their securities into Common Stock. In addition to the financial effects discussed in Note 5 of the financial statements, the Company eliminated $697,000 in annual interest expense and $567,000 in annual disbursements of dividends as a result of the conversion. While this reduction in cash outflow is significant, it will not, by itself, result in a positive cash flow for the Company. To achieve a positive cash flow, the Company will have to increase loan sales above current levels without a corresponding increase in expenses. To provide working capital until such time, if ever, the Company can achieve a positive cash flow, and to provide money necessary to repay a $1,700,000 Bridge Loan maturing on April 30, 1998, and a $500,000 mortgage participation maturing in February 1998, the Company must obtain additional financing. The Company has entered into discussions with the primary placement agent for the Bridge Loan to convert the Bridge Loan to preferred stock and raise additional equity in the form of preferred stock; however, no assurance can be given that such additional financing will occur. In the event that the Company does not obtain substantial additional financing, the Company could be required to scale back or cease its operations. Even if the Company is successful in obtaining additional financing, there can be no assurance that it will be able to generate a positive cash flow, or that it will be required to obtain additional financing in the near future.




SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         Certain statements contained in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations", such as statements concerning the Company's future cash and financing requirements, the Company's ability to originate and/or acquire mortgage loans, the Company's ability to enter into securitization transactions and/or otherwise sell mortgage loans to the third parties and the returns therefrom, and other statements contained herein regarding matters that are not historical facts, but are forward looking statements; actual results may differ materially from those contemplated in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: the Company's ability to obtain future financings and market conditions and other factors relating to the mortgage lending business. Investors are also directed to the other risks discussed herein and in other documents filed by the Company with the Commission.

PART II.   OTHER INFORMATION

Item 2.    CHANGES IN SECURITIES

a) During the three months ended December 31, 1997, no instrument defining the rights of the holders of any class of registered securities was materially modified.

b) During the three months ended December 31, 1997, no rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities.

c) During the six months ended December 31, 1997, the Registrant received a Bridge Loan in the amount of $1,450,000 and issued its 10% Convertible Secured Notes (the "Secured Notes") in such aggregate face amount. The Secured Notes were sold to private investors and there were no principal underwriters in connection with such sale. The Registrant paid the placement agent a commission of $125,000. The Registrant claimed exemption from the registration provisions of the Securities Act of 1933 pursuant to the provisions of Section 4(2) thereof inasmuch as the sale of the Secured Notes did not involve a public offering. The Secured Notes were originally convertible into shares of the Registrant's common stock at the rate of one share for each $2 in principal amount of the Secured Notes, as adjusted for the reverse stock split effected on October 29, 1997. In addition to customary adjustments to the conversion price, the conversion price with respect to the Secured Notes will be reduced to the price of any shares of common stock issued by the Registrant or the exercise or conversion price of any convertible or exercisable securities issued by the Registrant. Pursuant to such provisions, the conversion price has been reduced to one share of the Registrant's common stock for each $1.24 of principal amount of Secured Notes. The purchasers of the Secured Notes also received warrants to purchase an aggregate of 725,000 shares of the Registrant's common stock at $2.00 per share until March 31, 1999. The warrants contain substantially the same adjustment provisions as to the Secured Notes. Accordingly, the exercise price of the warrants has been reduced to $1.24.

Item 4.    SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

a) A special meeting of the shareholders (the "Special Meeting") and an Annual Meeting of shareholders (the Annual Meeting") were held on October 24, 1997, and December 23, 1997, respectively:

b)   Not applicable

c)   At the Special Meeting, the following matters were submitted:

                                                             Affirmative     Negative
                                                                Votes          Votes         Abstentions
                                                             -----------     --------        -----------
    1. Approval of an amendment to the Certificate
       of Incorporation to permit a one-for-five
       reverse stock split.                                   3,170,022        88,800          21,850

    2. Approval to amend the Certificate of
       Designation of the 9% Preferred Stock to
       eliminate two provisions: 1) restriction on
       payment of dividends on any stock ranking
       pari passu to the 9% Preferred Stock without
       declaring dividends on the 9% Preferred Stock,
       and 2) restriction regarding the issuance of
       preferred stock ranking senior to the 9%
       Preferred Stock                                        1,559,661        78,200          35,250

     (Proposal Number 2 failed to obtain more than 50% of the voting stock outstanding).

          At the Annual Meeting the following matters were submitted:

      1. Election of Board of Directors

                                    Affirmative                  Votes
                                       Votes                    Witheld
                                     ---------                  -------
 Heiko H. Thieme                     1,448,409                  127,715
 Gerald F. Sullivan                  1,450,409                  125,715
 John C. Thomas, Jr.                 1,450,409                  125,715
 Ralph J. DeBee, Jr.                 1,450,409                  125,715
 John R. Marshall                    1,450,409                  125,715
 Marvin V. Bolt                      1,450,409                  125,715
 Carlos Munoz                        1,450,409                  125,715


                                                           Affirmative      Negative
                                                              Votes           Votes       Abstentions
                                                           -----------      ---------     -----------
2. Approval of an amendment to the 1993 Stock
   Option Plan to increase the number of shares
   available for issuance from 505,000 shares
   to 825,000 shares                                        1,179,628        322,887          806

3. Ratification of the election of Ernst & Young LLP
   as the Company's independent auditors for the
   fiscal year ending June 30, 1998                         1,574,396          1,728            0




Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

                  27.1 Financial data schedule (for SEC use only)

         (b) Reports on Form 8-K

                  On October 27, 1997, a Form 8-K was filed reporting the results of the conversion offer formally accepted by the Board of Directors at a meeting held immediately after the Special Shareholders Meeting on October 24, 1997. These results are also described in Note 5 to the financial statements included herein.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CREDIT DEPOT CORPORATION
                                         (Registrant)




Date: February  12, 1998                  /s/   Ralph J. DeBee, Jr.
                                    --------------------------------------------
                                              Ralph J. DeBee, Jr.
                                    (President and Chief Executive Officer)






Date: February  12, 1998                    /s/    Charles D. Farrahar
                                    --------------------------------------------
                                                Charles D. Farrahar
                                    (Vice President and Chief Financial Officer)