Form 10-Q
period 1998-03-31
CREDIT DEPOT CORP
filed 1998-05-14
CIK 869276

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

                               700 Wachovia Center
                              Gainesville, Georgia
                    (Address of principal executive offices)


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

YES    X     NO
    ------      ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                  Outstanding at April 30, 1998
-----------------------------                     -----------------------------
Common Stock $.001 Par Value                                  5,748,575

Transitional Small Business Disclosure Format (check one):
YES          NO    X
    ------      ------

                            CREDIT DEPOT CORPORATION
                                Table of Contents

PART I.  FINANCIAL INFORMATION                                                                   Page
              Item 1 -- Financial Statements (Unaudited)

                            Condensed Consolidated Balance
                            Sheets as of June 30, 1997 and
                            March 31, 1998                                                          3

                            Condensed Consolidated Statements of Operations
                            for the Three Months Ended March 31, 1997
                            and 1998 and for the Nine Months Ended
                            March 31, 1997 and 1998                                                 4

                            Condensed Consolidated Statements
                            of Cash Flows for the Nine Months
                            Ended March 31, 1997 and 1998                                           5

                            Notes to Condensed Consolidated
                            Financial Statements                                                    6

              Item 2 -- Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                              8

Part II. OTHER INFORMATION

              Item 1 -- Legal Proceedings                                                          13

              Item 2 -- Changes in Securities                                                      13

              Item 5 -- Other Information                                                          14

              Item 6 -- Exhibits and Reports on Form 8-K                                           14

SIGNATURES                                                                                         14

                            CREDIT DEPOT CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    June 30,                MARCH 31,
                                                                      1997                    1998
                                                                   -------------------------------------
ASSETS
Loans receivable
   Consumer, collateralized by real estate                         $  5,517,002             $ 11,543,716
   Allowance for credit losses                                         (260,484)                (267,352)
                                                                   ------------             ------------
Net loans receivable                                                  5,256,518               11,276,364

Cash                                                                  1,332,934                  135,129
Cash subject to withdrawal restrictions                                 203,318                1,449,490
Property and equipment, net                                             524,695                  360,005
Real estate held for resale                                              89,021                   37,944
Other assets:
   Receivables due from related parties (net of reserve)                 17,398                   16,073
   Prepaid expenses and other assets                                    269,750                  282,479
   Servicing asset                                                       77,007                   45,596
   Interest-only strips receivable                                    7,268,930                4,822,628
   Accrued interest receivable                                           35,503                  123,458
   Deferred financing costs                                           1,338,822                  420,917
   Goodwill                                                             910,825                  850,105
                                                                   ------------             ------------

TOTAL ASSETS                                                       $ 17,324,721             $ 19,820,188
                                                                   ============             ============

LIABILITIES
Convertible notes                                                  $ 10,440,000             $  4,770,000
Warehouse line of credit                                              3,356,386               10,417,514
Advance on interest-only strips receivable                            2,100,651                2,028,219
Other borrowings                                                        500,000                  500,000
Accounts payable                                                        291,235                  328,232
Accrued liabilities                                                      85,340                  248,621
Dividends payable                                                       174,271                   46,035
                                                                   ------------             ------------
TOTAL LIABILITIES                                                    16,947,883               18,338,621

STOCKHOLDERS' EQUITY

   Series "A" Preferred Stock, $.001 par value: 2,000,000 shares authorized, 315,000 shares outstanding at June 30, 1997,
     and no shares outstanding at March 31, 1998                            315                       --
   Series "B" Preferred Stock, $.001 par value: 60,000
     shares authorized, 16,740 shares issued and outstanding
     at June 30, 1997, and March 31, 1998                                    17                       17
   Common stock, $.001 par value: 35,000,000 shares authorized,
     814,573 shares outstanding at June 30, 1997 (1), and
     5,748,575 shares outstanding at March 31, 1998                         815                    5,749
Additional paid-in capital                                           16,439,066               29,602,597
Accumulated deficit                                                 (16,063,375)             (28,126,796)
                                                                   ------------             ------------

TOTAL STOCKHOLDERS' EQUITY                                              376,838                1,481,567
                                                                   ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 17,324,721             $ 19,820,188
                                                                   ============             ============

  (1) The number of shares of common stock have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on
                         October 29, 1997 (See Note 5).
                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended             Nine Months Ended
                                                         March 31,                     March 31,
                                                  1997            1998           1997            1998
                                               ---------------------------    ----------------------------
Revenues:
   Finance income and fees earned              $    16,991    $ (1,347,981)   $    277,541    $   (473,399)
   Gain on sale of receivables                   1,370,208       1,108,938       4,654,474       3,032,203
   Other                                             7,793           2,232          41,107           2,530
                                               -----------    ------------    ------------    ------------
                                                 1,394,992        (236,811)      4,973,122       2,561,334

Expenses:

   Salaries and employee benefits                1,079,988       1,127,799       2,741,662       3,570,180
   Legal and professional fees                     173,749         201,873         368,446         486,734
   Other operating expenses                        638,280         611,698       1,736,876       2,074,365
   Provision for credit losses                      10,000         108,750          75,000         271,875
   Debt conversion expense                              --              --              --       5,576,000
   Interest expense and amortization of
        financing costs                            365,013         493,186       1,073,421       2,328,135
                                               -----------    ------------    ------------    ------------
                                                 2,267,030       2,543,306       5,995,405      14,307,289

Loss before provision for income taxes            (872,038)     (2,780,117)     (1,022,283)    (11,745,955)
Provision for income taxes                              --              --              --              --
                                               -----------    ------------    ------------    ------------

Net loss                                       $  (872,038)   $ (2,780,117)   $ (1,022,283)   $(11,745,955)
                                               -----------    ------------    ------------    ------------

Induced conversion of preferred stock                   --              --              --       3,584,700
Dividends on preferred stock                       141,750          46,035         427,500         317,744
                                               -----------    ------------    ------------    ------------

Net loss attributable to common shareholders   $(1,013,788)   $ (2,826,152)   $ (1,449,783)   $(15,648,399)
                                               ===========    ============    ============    ============

Net loss per share of common stock (1)         $     (1.34)   $      (0.49)   $      (2.02)   $      (3.82)
                                               ===========    ============    ============    ============

Net loss per share of common stock,
     diluted (1)                               $     (1.34)   $      (0.49)   $      (2.02)   $      (3.82)
                                               ===========    ============    ============    ============

Weighted average shares outstanding (1)            754,372       5,731,635         718,908       4,096,719
                                               ===========    ============    ============    ============

Weighted average shares outstanding,
     diluted (1)                                 3,160,256      10,915,310       3,519,811       9,142,593
                                               ===========    ============    ============    ============

(1) The weighted average number of shares of common stock and the corresponding loss per share figures have been retroactively adjusted to give effect to a one-for-five reverse stock split which became effective on October 29, 1997. See
Note 5 concerning the reverse split and Note 2 concerning the calculation of loss per share.

                             See accompanying notes.

                            CREDIT DEPOT CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                          March 31,       MARCH 31,
                                                                            1997            1998
                                                                        ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                $ (1,022,283)   $(11,745,955)
Adjustments to reconcile net loss
to cash used in operating activities:
     Provision for credit losses                                              75,000         271,875
     Depreciation and amortization                                           783,156       2,965,246
     Write-down of interest-only strips receivable                                --       2,006,000
     Debt conversion expense                                                      --       5,576,000
     Changes in operating assets and liabilities:
       Restricted cash                                                            --      (1,246,172)
       Due from related parties                                               (2,000)          1,325
       Prepaid expenses and other                                             89,645        (100,684)
       Deferred financing costs                                             (486,886)       (219,415)
       Loans originated                                                  (64,583,876)    (62,767,835)
       Loans repurchased                                                  (1,855,639)     (1,255,041)
       Interest-only strips receivable                                    (5,974,922)     (1,150,857)
       Proceeds from loans sold                                           66,683,947      57,758,210
       Principal collections on loans not sold                             1,079,743         350,742
       Accounts payable and accrued liabilities                                9,988         200,278
                                                                        ------------    ------------
Net cash used in operating activities                                     (5,204,127)     (9,356,283)
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment                                          (151,413)        (11,370)
Disposal of property and equipment                                                --           6,150
                                                                        ------------    ------------
Net cash used in investing activities                                       (151,413)         (5,220)

CASH FLOWS FROM FINANCING ACTIVITIES
Dividends on preferred stock                                                (427,500)             --
Proceeds from issuance of convertible notes                                2,800,000       2,200,000
Payments on convertible notes                                                     --      (1,025,000)
Proceeds from warehouse line of credit                                            --      62,843,959
Payments on warehouse line of credit                                              --     (55,782,830)
Proceeds from other borrowings                                               725,000             --
Payments on other borrowings                                                (977,373)            --
Advance on interest-only strip receivable                                  1,664,249         804,656
Payments on advance on interest-only strip receivable                             --        (877,087)
                                                                        ------------    ------------
Net cash provided by financing activities                                  3,784,376       8,163,698
                                                                        ------------    ------------

Net decrease in cash                                                      (1,571,164)     (1,197,805)
Cash at beginning of period                                                1,707,320       1,332,934
                                                                        ------------    ------------
Cash at end of period                                                   $    136,156    $    135,129
                                                                        ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                                $    641,541    $  1,123,335
                                                                        ============    ============
Conversion of loans receivable to real estate held for sale             $    763,024    $    506,665
                                                                        ============    ============

                             See accompanying notes

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998
                                  (Unaudited)

1.  BASIS OF PRESENTATION

         The accompanying financial information includes the accounts of Credit Depot Corporation (the "Company" or "Registrant") and its wholly owned subsidiaries. The financial information is unaudited but includes all adjustments consisting only of normal recurring adjustments which the Company's management believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Dollar figures rounded to the nearest $1,000 in the following discussion are approximate unless otherwise noted. The interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1997.

2.  NET LOSS PER SHARE

         Dividends on preferred stock are added to net loss to arrive at the numerator for this calculation. The denominator for the earnings per share calculation is the weighted average number of common shares actually issued and outstanding during the period indicated. The denominator for earnings per share- diluted is the total of actual outstanding shares of common stock plus all common equivalent shares (convertible securities, warrants and stock options) outstanding during the period. Common share equivalents are included even if they are not currently exercisable or even if the exercise price is below the current market value of the common stock. The loss per share- diluted calculation substitutes the basic earnings per share denominator if the numerator is negative.

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

         Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest-Only Strip Receivable or Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Servicing Asset is written down through a charge to earnings in the period of adjustment. There were charges of $7,100 and $2,027,800 to earnings for anticipated prepayments during the three months ended March 31, 1997 and 1998, respectively. The 1998 charges consisted of $21,800 related to the Servicing Asset and $2,006,000 related to the Interest-Only Strip Receivable

         Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain any servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan. This type of sale is also referred to as a "Whole" loan sale. The Company has sold loans Whole exclusively since October 1997.

4.  CONVERTIBLE NOTES

         During the nine months ended March 31, 1998, the Company borrowed a total of $2,250,000 in the form of secured debt bearing an interest rate of 10% convertible into common stock of the Company. The maturity date on this debt, which was April 30, 1998, was extended to July 31, 1998. In conjunction with this debt offering, the lenders were issued warrants to purchase 1,100,000 shares of common stock of the Company at $2.00 per share.

5.  REVERSE STOCK SPLIT/ CONVERSION OF SECURITIES

         On October 29, 1997, the Company effected a one-for-five reverse stock split.

         On October 24, 1997, the Company accepted conversion offers tendered by holders of 10% Convertible Secured Notes (the "Notes") and 9% Series A Convertible Preferred Stock (the "Preferred Stock"). Of the $8,140,000 of Notes outstanding, holders representing $6,970,000 of Notes elected to convert their Notes to Common Stock at a conversion rate of $0.50 per share. All holders of the 315,000 shares of Preferred Stock outstanding elected to convert their Preferred Stock to Common Stock at a conversion rate of $0.65 per share.

         The conversion of Notes and Preferred Stock, plus payment of accrued interest and dividends thereon in the form of Common Stock, added 24,570,015 shares of Common Stock to the 4,072,861 existing shares of Common Stock outstanding, resulting in a total of 28,642,876 shares issued and outstanding, or 5,728,575 shares of Common Stock after giving effect to the one-for-five reverse stock split.

         A non-cash charge of $5,576,000 was recorded as "Debt Conversion Expense" pursuant to the guidelines of Financial Accounting Standards Board Statement No. 84 "Induced Conversions of Convertible Debt". The calculation of this figure utilized a market price of the common stock at conversion of $.50 per share. Pursuant to the guidelines, this expense is credited to "Paid-In Capital". Similarly, $3,584,700 was added to the loss attributable to common shareholders to note the effect of the induced conversion of preferred stock. This adjustment to the calculation was made pursuant to Emerging Issues Task Force Topic No. D-42 "The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock".

         Also, $843,000 of deferred financing charges incurred during the original issuance of the Notes were charged to expense as a direct result of the conversion of the Notes.

6.  GOING CONCERN

         In the annual audited financial statements filed with the Company's fiscal 1997 annual report on Form 10- KSB, the independent auditors opinion on those financial statements included an explanatory paragraph stating that certain conditions raise substantial doubt about the Company's ability to continue as a going concern. These conditions include significant and recurring operating losses, operating cash flow deficiencies, significant debt, maintenance of minimum net worth necessary for continued listing on the Nasdaq SmallCap Market, and accumulated deficit. Note 12 to those audited financial statements elaborated on the basis for the explanatory paragraph and presented management's plans for addressing some of the issues cited as a basis for the uncertainty. While the conversion of Notes and Preferred Stock described above has reduced both debt and cash outlays for dividend and interest, there can be no assurance that these changes will result in reversing operating losses or cash flow deficiencies. The Company will still require additional financing to retire the $2,200,000 bridge loan due July 31, 1998 (see Note 4 above), and for working capital and debt reduction purposes during the current fiscal year. See "Liquidity and Capital Resources" under Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operations".

7.  RECENT ACCOUNTING PRONOUNCEMENTS

         Beginning January 1, 1998, the Company adopted SFAS No. 130
"Reporting Comprehensive Income," which is effective for the annual and interim periods beginning after December 15, 1997. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net loss or shareholders' equity.

         Beginning January 1, 1998, the Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement established standards for the method that public entities are to use to report information about operating segments in annual financial statements and required that those enterprise reports be issued to shareholders, beginning with the annual financial statements in 1998 and for interim and annual financial statements thereafter. It also established standards for related disclosures about products and services, geographical areas and major customers.

         ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1998

         The Company recorded a net loss of $2,780,000 for the three months ended March 31, 1998 (the "1998 Three Months"), as compared to a net loss of $872,000 for the three months ended March 31, 1997 (the "1997 Three Months"). Excluding the $2,006,000 reduction to the value of the Interest-Only Strip Receivable (see Note 4 to the financial statements), the net loss for the 1998 Three Months was $774,000. Net loss per share of Common Stock after deducting dividends on preferred stock was $(0.49) for the 1998 Three Months compared to a net loss of $(1.34) per share for the 1997 Three Months. The write-down of the Interest-Only Strip Receivable, which reduced revenue, was the largest single variance between the comparable periods.

         Net revenues decreased $1,632,000, from $1,395,000 in the 1997 Three Months to $(237,000) in the 1998 Three Months. Excluding the $2,006,000 charge to finance income for the write-down in value of the Interest-Only Strip Receivable in the 1998 Three Months, net revenues increased $374,000 or 27% between the comparable periods. Revenue from the gain on sale of loans decreased $261,000 or 19% from $1,370,000 in the 1997 Three Months to $1,109,000 in the
1998 Three Months on loan sales of $23,555,000 and $22,745,000, respectively. The net gain on sale percentage between the periods decreased from 5.8% for the 1997 Three Months to 4.9% for the 1998 Three Months. The Company sold all loans Whole in the 1998 Three Months as opposed to the 1997 Three months wherein most loans were sold on an Accrual basis (see Note 3 to the financial statements "Gain on Sale of Receivable"). While Whole loan sales have historically resulted in a smaller gain on sale percentage than an Accrual sale, the Company believes the benefits from improved cash flow from the Whole loan sale outweigh the smaller margins as compared to an Accrual sale.

         Total expenses increased 12% from $2,267,000 in the 1997 Three Months to $2,543,000 in the 1998 Three Months. Labor costs increased $48,000 or 4% from $1,079,000 in the 1997 Three Months to $1,127,000 in the 1998 Three Months. The Company had 79 employees on a weighted average basis during the 1997 Three Months as compared to 93 employees during the 1998 Three Months, although 33 of the 93 employees in the 1998 Three Months were with Cash Back Mortgage, a subsidiary acquired by the Company in April 1997. Excluding labor costs for Cash Back Mortgage of $317,000 during the 1998 Three Months, labor costs for the Company decreased $269,000 between the comparable periods. Other operating expenses decreased $27,000 or 4% from $638,000 in the 1997 Three Months to $612,000 in the 1998 Three Months. Excluding other operating expenses for Cash Back Mortgage of $144,000 during the 1998 Three Months, other operating expenses for the Company decreased $171,000 between the comparable periods.

         The provision for credit losses was $10,000 in the 1997 Three Months compared to $109,000 in the 1998 Three Months. The increase in provision resulted from adjusting the reserve for bad debts to a level deemed appropriate after reviewing the quarterly analysis of loans receivable. Legal and professional fees were $174,000 in the 1997 Three Months compared to $202,000 in the 1998 Three Months. Most of the increase was a result of fees associated with certain litigation (see Part II, Item 1, Legal Proceedings) .

         Interest expense and amortization of goodwill and deferred finance charges increased $128,000 or 35% from $365,000 the 1997 Three Months to $493,000 in the 1998 Three Months. Interest expense increased $40,000 or 14% from $295,000 in the 1997 Three Months to $335,000 in the 1998 Three Months. Interest on the warehouse lines of credit and the secured debt (see Note 4 to the financial statements) were the reason for the increase. Financing amortization increased $88,000 or 125% from $70,000 in the 1997 Three Months to $158,000 in the 1998 Three Months primarily from the write-off of deferred financing charges associated with the paydown of convertible debt.

Nine Months Ended March 31, 1997 and 1998

         The Company recorded a net loss of $11,746,000 for the nine months ended March 31, 1998 (the "1998 Nine Months"), as compared to a net loss of $1,022,000 for the nine months ended March 31, 1997 (the "1997 Nine Months"). Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), and the $2,006,000 write-down of the Interest-Only Strip Receivable (see Note 3 to financial statements), the net loss for the 1998 Nine Months was $3,321,000. Net loss per share of Common Stock after deducting dividends on preferred stock and recognizing a $3,584,700 charge for the conversion of Preferred Stock (see Note 5 to the financial statements) was $(3.82) for the 1998 Nine Months compared to a net loss of $(2.02) per share for the 1997 Nine Months.

         Net revenues decreased $2,412,000, from $4,973,000 in the 1997 Three Months to $2,561,000 in the 1998 Three Months. Excluding the $2,006,000 charge to finance income for the write-down in value of the Interest-Only Strip Receivable in the 1998 Nine Months, net revenues decreased $406,000 or 8% between the comparable periods. Revenue from the gain on sale of loans decreased $1,622,000 or 35% from $4,655,000 in the 1997 Nine Months to $3,032,000 in the
1998 Nine Months on sales of $65,860,000 and $57,758,000, respectively. The net gain on sale percentage between the periods decreased from 7.1% for the 1997 Nine Months to 5.2% for the 1998 Nine Months. The Company sold a majority of loans Whole in the 1998 Nine Months as opposed to the 1997 Nine months wherein most loans were sold on an Accrual basis (see Note 3 to the financial statements "Gain on Sale of Receivable"). While Whole loan sales have historically resulted in a smaller gain on sale percentage than an Accrual sale, the Company believes the benefits from improved cash flow from the Whole loan sale outweigh the smaller margins as compared to an Accrual sale.

         Excluding the $5,576,000 debt conversion expense and $843,000 of amortization of deferred financing charges associated with the conversion of debt (see Note 5 to financial statements), total expenses increased 32% from $5,995,000 in the 1997 Nine Months to $7,888,000 in the 1998 Nine Months. Labor costs increased $829,000 or 30% from $2,742,000 in the 1997 Nine Months to $3,570,000 in the 1998 Nine Months. However, labor expense for Cash Back Mortgage, acquired in April 1997, was $942,000 during the 1998 Nine Months and represented all of the increase in labor costs. Excluding Cash Back Mortgage, the average number of employees during the 1998 Nine Months was 62, compared to 67 during the 1997 Nine Months. Other operating expenses increased $337,000 or 19% from $1,737,000 in the 1997 Nine Months to $2,074,000 in the 1998 Nine
Months. Other operating expenses for Cash Back Mortgage were $440,000.

         Excluding $843,000 of amortization of deferred finance charges associated with the conversion of debt, interest expense and amortization of goodwill and deferred finance charges increased $412,000 or 38% from $1,073,000 the 1997 Nine Months to $1,485,000 in the 1998 Nine Months. Interest expense increased $206,000 or 22% from $924,000 in the 1997 Nine Months to $1,130,000 in the 1998 Nine Months. While interest on the convertible notes was less in the 1998 Nine Months due to the conversion of most of the Notes in October 1997, there were three items that represented all of the increase in the 1998 Nine Months- interest expense on the advance against the Interest-Only Strip Receivable, interest expense on the warehouse lines of credit, and interest expense on the secured debt (see Note 4 to the financial statements). Amortization of goodwill associated with the acquisition of Cash Back Mortgage in April 1997 was $0 for the 1997 Nine Months and $61,000 for the 1998 Six Months. The remaining increase of $145,000 in amortization of deferred financing costs is due to the write-down of deferred finance charges associated with the planned reduction of a convertible note.

         The provision for credit losses was $75,000 in the 1997 Nine Months compared to $272,000 in the 1998 Nine Months. The increase in provision resulted from adjusting the reserve for bad debts to a level deemed appropriate after reviewing the quarterly analysis of loans receivable. Legal and professional fees were 368,000 in the 1997 Nine Months compared to $487,000 in the 1998 Nine Months. Most of the increase was a result of fees associated with exploring various alternatives to the debt conversion offer and reverse stock split consummated in October 1997, and legal fees associated with the two lawsuits described in Part II, Item 1 "Legal Proceedings".

LIQUIDITY AND CAPITAL RESOURCES

         Loans receivable increased from $5,517,000 at June 30, 1997 to $11,544,000 at March 31, 1998. There are two main reasons for the increase. First, the Company's average time period for holding a loan before sale was extended somewhat as the result of a change in the Company's sales strategy made during the 1998 Nine Months, whereby the Company began selling loans on a Whole loan basis as opposed to selling loans on an Accrual basis to a loan securitizer. Under the agreement with the securitizer, loans were sold on a "flow" basis, meaning the Company could sell loans frequently in relatively small groups (called "pools"), a method that the Company needed to use prior to June 1997 as the Company had no substantial warehouse lines of credit with which to retain loans for an extended period. In July 1997, the Company obtained warehouse lines of credit totaling $13,500,000, which allowed the Company to begin holding loans. As the Company changed its sales method exclusively to Whole loan sales in October 1997, a longer period of time was necessary to accumulate loans in pools of sufficient size to attract bids from third party purchasers. Second, the Company originated over $10,000,000 of loans in March 1998, the most loans ever originated in a single month in the history of the Company without the aid of bulk purchases. Many of these loans were originated in the second half of the month, and, as such, could not be sold before month end, creating a significant increase in the receivable balance.

         Cash subject to withdrawal restrictions ("restricted cash") is segregated from cash not subject to any withdrawal restrictions ("unrestricted cash"). While unrestricted cash can be used for any corporate purpose, restricted cash generally represents cash pledged as collateral for certain convertible notes and mortgage participations. Pursuant to these types of agreements, the entire note amount is received in cash from the investor, and is placed in a restricted cash account. Loans are funded with the restricted cash and assigned to the investor, and when the loan is sold the proceeds representing the principal balance of the loan are returned to the restricted cash account. Therefore, the balance of unrestricted cash represents the difference between the note amount and the amount of loans assigned to the investor. Since the Company began funding most of its loan originations with warehouse lines of credit acquired in June 1997, the amount of loans assigned as collateral in these agreements has decreased, and thus the balance of restricted cash has increased. In November 1997, the Company used a portion of the restricted cash to reduce the principal balance of one note from $2,300,000 to $1,400,000. Unrestricted cash has decreased as a result of funding operating expenses.

         Deferred financing costs and the balance of convertible notes decreased from June 30, 1997 to March 31, 1998, as a result of the conversion offer described in Note 6 to the financial statements. The balance in the warehouse lines of credit increased during the same period as the Company completed the transition to funding most of its loans with these warehouse lines which were acquired in June 1997. Prior to June 1997, most loans were funded with working capital or the convertible note or mortgage participations described above.

         By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, premiums paid for the purchase of loans, and start-up expenses for expansion into new geographic markets. The Company has never generated a positive cash flow, and it has required and expects to continue to require additional financing to fund additional geographical expansion and to support its infrastructure until such time, if ever, as it can increase the volume of loan origination to a point of positive cash flow, and to realize greater returns on sales of loans. The cash outlay for the current fiscal year was funded primarily out of the proceeds of the Bridge Loan described below. Capital restraints have from time to time adversely affected the volume of mortgage loans the Company originates, and have negatively impacted its ability to hold such loans until a sale could be arranged on more favorable terms. To the extent that the Company is unable to obtain periodic infusions of capital, the Company could be required to sell mortgage loans on less favorable terms than it might otherwise be available or curtail lending activities. To date, in addition to the Company's capital raising efforts, the sources of funds have been (1) sales into secondary markets of the loans the Company originates and purchases, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) other borrowings (discussed below), (5) the conversion of the Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, and (6) advances against the cash normally received over the life of the loan as noted in (5) above (discussed below).

         In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes at September 30, 1995. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 10% Notes described below) and the remaining $2,300,000 of 8% Notes were exchanged for loans under a secured warehouse lending facility. The balance of that facility was reduced to $1,400,000 in November 1997 and to $800,000 in April 1998 as part of a planned retirement of the facility by April 10, 2000.

         In June 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. In October 1995, $2,500,000 of the borrowings were converted by the holders of these participations into Preferred Stock and warrants as part of a placement of 320,000 shares of Preferred Stock and warrants to purchase Common Stock. Of the remaining $500,000 of participations, holders of $400,000 converted their participations into Common Stock in September 1996 and the balance of $100,000 was repaid upon maturity. Of the 320,000 shares of Preferred Stock sold, one holder converted 10,000 shares of Preferred Stock to common stock in December 1996. All of the remaining 310,000 shares of Preferred Stock converted to Common Stock in conjunction with the conversion offer of October 1997 as described in
Note 6 to the financial statements. Per the terms of this conversion, the accrued dividends (which were not paid for the quarters ending June 30, 1997 and September 30, 1997 due to capital constraints) through the date of conversion were paid in Common Stock.

         In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above to a single holder. In February 1998, the agreement was modified. Under the terms of the modification, the maturity date was extended to December 31, 1998, provided that $250,000 of the participation is repaid by June 30, 1998, and the interest rate was increased to 12% per annum. In April 1998, $100,000 was remitted as a partial payment of the amount due on June 30, 1998.

         The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into common stock. At March 31, 1998, $1,170,000 of the 10% Notes were still outstanding, with the balance being converted into common stock in October 1997, as described in Note 5 to the financial statements. Per the terms of this conversion offer, interest due to the 10% Noteholders who converted their notes was paid in common stock.

         In November 1996, the Company entered into an agreement with Access Financial, a loan securitizer, ("Access") wherein the Company would receive advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. This advance is repaid over 36 months and bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. The Company ceased selling loans pursuant to this agreement in October 1997 and therefore has not received any advances against the Interest-Only Strip Receivable since that date. At March 31, 1998, the Company had been advanced $2,028,000 net of repayments under this agreement. Reports received from Access during the 1998 Three Months indicated a significant increase in the prepayment speed of the Company's loans sold to Access for securitization. This information was the basis for the write-down in the value of the Interest-Only Strip Receivable described in Note 3 to the financial statements.

         In April 1997, the Company sold for $1,674,000 16,740 shares of a Series B 11% Redeemable Convertible Preferred Stock (the "Series B Preferred Stock"), convertible into Common Stock with customary adjustments to the conversion price, resulting in net proceeds to the Company of approximately $1,498,000. Dividends are payable quarterly in cash or in preferred stock until July 1998, when a penalty for paying dividends in stock becomes effective. All dividends paid to date on the Series B Preferred Stock have been paid with additional Series B Preferred Stock.The conversion rate of the preferred stock is also reduced on a monthly basis as long as the underlying common stock is not registered. At April 30, 1998, the conversion rate was $1.84 per share. On May 7, 1998, the Company filed a registration statement (which has yet to be declared effective) with the Securities and Exchange Commission to register this stock.

         In June 1997, the Company obtained a revolving warehouse line of credit for $3,000,000. This line was subsequently increased, and a second line was obtained in July 1997. In January 1998, the Company obtained a third warehouse line of credit and, in April 1998, retired the line obtained in July 1997. In addition to containing provisions limiting the amount of time that a loan can remain in the warehouse line, other provisions allow the lender to request that loans be removed from the warehouse line at the lender's discretion. Currently, the Company has a warehouse line capacity of $20,000,000 between the two remaining lines.

         During the 1998 Nine Months, the Company borrowed a total of $2,200,000 in a private placement of debt convertible into Common Stock in the form of a "Bridge Loan". The maturity date of the original Bridge Loan has been extended to July 31, 1998, or such earlier date as a secondary financing can be completed. The holders of the Bridge Loan have been issued warrants to purchase 1,100,000 shares of Common Stock at an exercise price of $2.00 per share.

         In October 1997, the Company effected a one-for-five reverse stock split on its Common Stock and concluded a conversion offer to the 9% Preferred Stock holders and 10% Note holders as described above and in Note 5 of the financial statements. Approximately 86% of the 10% Notes and 100% of the 9% Preferred Stock have converted into Common Stock. In addition to the financial effects discussed in Note 5 of the financial statements, the Company eliminated $697,000 in annual interest expense and $567,000 in annual disbursements of dividends as a result of the conversion. While this reduction in cash outflow is significant, it will not, by itself, result in a positive cash flow for the Company. To achieve a positive cash flow, the Company will have to increase loan sales above current levels without a corresponding increase in expenses. To provide working capital until such time, if ever, that the Company can achieve a positive cash flow, and to provide money necessary to repay a $2,200,000 Bridge Loan maturing on July 31, 1998, and a $250,000 mortgage participation maturing in June 1998, the Company must obtain additional financing. The Company has entered into discussions with the primary placement agent for the Bridge Loan to convert the Bridge Loan to equity and/or raise additional equity in the form of preferred stock; however, no assurance can be given that such additional financing will occur. In the event that the Company does not obtain substantial additional financing, the Company could be required to scale back or cease its operations. Even if the Company is successful in obtaining additional financing, there can be no assurance that it will be able to generate a positive cash flow, or that it will be able to obtain additional financing in the near future.

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

                           PART II. OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On February 9, 1998, the Company and one of its wholly-owned subsidiaries were named as defendants in an action filed in the Court of Common Pleas of Cuyahoga County, Ohio (the "State Court") by Alan Schiff, a former employee of the subsidiary (the "Plaintiff"). The case has been removed to the United States District Court for the Northern District of Ohio (the "Federal Court"). Plaintiff's motion to remand the action to the State Court was denied. In connection with the purchase by the subsidiary of an enterprise in which the Plaintiff was a principal, the Plaintiff signed an employment contract and a non-competition/non-solicitation agreement. The Plaintiff was terminated in January 1998 and has asserted claims for (1) breach of the purchase and employment agreements; (2) rescission of the purchase agreement and all other agreements; (3) a declaration of his rights under the agreements; and (4) an injunction enjoining the Company and the subsidiary from enforcing restrictive covenants in the agreements which, pursuant to their terms, would prohibit the Plaintiff from competing against the Subsidiary in the mortgage business, and from any further alleged breaches of the agreements. The Plaintiff is seeking compensatory damages of $1,000,000 and punitive damages of $2,000,000. The Plaintiff moved for a temporary restraining order and a preliminary injunction to prevent the Company and the Subsidiary from enforcing the non-competition provisions. The Federal Court denied his motions. The Company believes that the termination of the Plaintiff was proper, that both the Company and the subsidiary have complied with the terms of their respective obligations to the Plaintiff, and that the restrictive covenants are fully enforceable. The Company and the subsidiary have denied the Plaintiff's substantive claims and asserted counterclaims against the Plaintiff for (a) unspecified damages for (1) breach of the purchase agreement; (2) breach of his employment agreement; (3) breach of fiduciary duty; and (b) a declaratory judgment to the effect that the Company and the subsidiary did not breach any agreement with the Plaintiff. The proceeding has yet to reach the discovery stage and no estimate of potential liability or recovery, if any, can be made at this time.

         On February 27, 1998, Terry Lee Flowers and Rosemary Flowers, (the "Plaintiffs") on behalf of themselves and a purported class of others brought an action against another wholly-owned subsidiary of the Company in the United States District Court for the Northern District of Mississippi. The Plaintiffs alleged that the subsidiary made payments to mortgage brokers which constituted referral fees, kickbacks and duplicative payments in violation of the Real Estate Settlement Procedures Act ("RESPA") and certain rules and regulations thereunder (the "Rules and Regulations") and, as a result, the Plaintiffs and others were charged higher rates of interest by the subsidiary than would have otherwise been the case. The Court has not ruled on whether the action will proceed as a class action. The Plaintiffs are seeking a non-specified amount of compensatory damages. In the event of a finding against the subsidiary in the action, in addition to a material amount of monetary damages which may be assessed against the subsidiary, the Company's ability to continue to obtain referrals from mortgage brokers could be significantly impaired. Substantially all of the Company's business is presently derived from referrals from mortgage brokers. The subsidiary intends to vigorously defend the action.

Item 2.    CHANGES IN SECURITIES

a) During the three months ended March 31, 1998, no instrument defining the rights of the holders of any class of registered securities was materially modified.

b) During the three months ended March 31, 1998, no rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities.

c) During the nine months ended March 31, 1998, the Registrant received a Bridge Loan in the amount of $2,200,000 and issued its 10% Convertible Secured Notes (the "Secured Notes") in such aggregate face amount. The Secured Notes were sold to private investors and there were no principal underwriters in connection with such sale. The Registrant paid the primary placement agent a commission of $125,000. The Registrant claimed exemption from the registration provisions of the Securities Act of 1933 pursuant to the provisions of Section 4(2) thereof inasmuch as the sale of the Secured Notes did not involve a public offering. The Secured Notes were originally convertible into shares of the Registrant's common stock at the rate of one share for each $2 in principal amount of the Secured Notes. In addition to customary adjustments to the conversion price, the conversion price with respect to the Secured Notes will be reduced to the price of any shares of common stock issued by the Registrant or the exercise or conversion price of any convertible or exercisable securities issued by the Registrant. The purchasers of the Secured Notes also received warrants to purchase an aggregate of 1,100,000 shares of the Registrant's common stock at $2.00 per share until March 31, 1999. The warrants contain substantially the same adjustment provisions as to the Secured Notes.

Item 5. OTHER INFORMATION

         In April 1998, the Company received a letter from the Nasdaq Stock Market noting that the closing bid price of the Common Stock failed to maintain the $1.00 minimum for thirty consecutive days. The letter stated that the closing bid price of the Common Stock must be $1.00 or greater for 10 consecutive trading days prior to July 6, 1998 to avoid delisting of the Common Stock from the Nasdaq SmallCap Market.

         Additionally, by reporting tangible net assets less than $2,000,000 on this report, the Company's Common Stock is subject to de-listing from the Nasdaq SmallCap Market for failing to meet the minimum tangible net asset requirement. If the Company is notified of an actual de-listing date from Nasdaq, it will request a hearing to present its plan to achieve compliance with any listing requirement for which it currently may not be in compliance.

         On May 7, 1998, the Company filed a registration statement on Form S-3 with the Securities and Exchange Commission with respect to an aggregate of 8,419,630 shares of Common Stock to be offered by selling shareholders. Substantially all of such shares underlie convertible securities and warrants previously issued by the Company. The Company will not receive any proceeds from the sale of the Common Stock.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                  27.1 Financial data schedule
         (b) Reports on Form 8-K
                  No reports on Form 8-K were filed during the period.

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

                                    CREDIT DEPOT CORPORATION
                                    ------------------------
                                          (Registrant)

Date: May  13, 1998                 /s/   Ralph J. DeBee, Jr.
                                    ----------------------------------------
                                          Ralph J. DeBee, Jr.
                                    (President and Chief Executive Officer)

Date: May  13, 1998                 /s/   Charles D. Farrahar
                                    ----------------------------------------
                                          Charles D. Farrahar
                                    (Vice President and Chief Financial Officer)