Form 10KSB
period 1998-06-30
CREDIT DEPOT CORP
filed 1998-10-13
CIK 869276

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB

   (MARK ONE)
      [X]         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED JUNE 30, 1998
      [  ]        TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                          COMMISSION FILE NO. 0-19420
                             ---------------------

                            CREDIT DEPOT CORPORATION
                 (Name of small business issuer in its charter)

                DELAWARE                              58-1909265
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

700 WACHOVIA CENTER, GAINESVILLE, GEORGIA               30501
(Address of principal executive offices)              (Zip Code)

         Issuer's Telephone Number, including Area Code (770) 531-9927

         SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

     TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
             N/A                                   N/A

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant required was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year: $4,722,159

     The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold or the average bid and asked price of such common equity as of September 14, 1998 was approximately $957,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive Proxy Statement, to be filed within 120 days after the end of the Registrant's fiscal year, are incorporated by reference into Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Credit Depot Corporation (the "Company") is a mortgage finance company engaged in originating, purchasing, and selling first and second mortgage loans secured by single family (one to four family) residences made to credit-impaired individuals who are generally unable to obtain financing from conventional lending sources. The Company's customers borrow funds generally for debt consolidation or to refinance first mortgages on the customer's primary residence. The Company's mortgage loans are at higher interest rates than conventional mortgage loans, which the Company's customers are willing to incur because of their inability to obtain financing from conventional sources. While the typical borrowers from the Company may not have attractive credit histories due to a pattern of credit weakness, unverifiable income, insufficient credit history or a previous bankruptcy or insolvency, it is the Company's experience that these borrowers nevertheless have generally demonstrated an ability to make payments due under their loans because the loans are generally secured by first mortgages on their primary residences, and the Company generally requires that such borrowers have significant equity in their residences. The Company believes its underwriting procedures generally enable it to determine which borrowers with substandard credit histories are likely to meet their mortgage obligations.

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

     Generally, mortgage lenders evaluate a borrower according to four primary criteria: (i) the ratio of the borrower's debt to his gross income; (ii) the loan-to-value ratio of the property securing the loan; (iii) the borrower's credit history; and (iv) the responses to requests for third-party documentation (such as employment and other verifications and credit references). Based on these criteria, the Company will evaluate a loan application or loan (if purchasing a loan from another source) and determine if the criteria fall within the guidelines of the Company's current loan programs, also known as an "underwriting matrix." The Company's target customer base traditionally consisted of homeowners with at least 20% equity in their homes (typically with values ranging from $35,000 to $200,000), a debt-to-gross-income ratio not exceeding 50% (as compared to approximately 36% for conventional lenders), and stable employment.

     During the years ended June 30, 1996, 1997 and 1998 (referred to as "Fiscal 1996", "Fiscal 1997", and "Fiscal 1998") the Company originated $37,035,000, $79,323,000, and $95,921,000 of loans, respectively. The average original principal balance of the loans originated by the Company during Fiscal 1996, 1997, and 1998 was $49,000, $50,000, and $57,000, respectively, with an average annual interest rate to the Company of approximately 11.5%, 12.1%, and 10.8%, respectively. During Fiscal 1996, 1997, and 1998, approximately 91%, 90%, and 88%, respectively, of the Company's loans originated for each period had an original principal balance of between approximately $10,000 and $130,000. During Fiscal 1996, 1997, and 1998, the weighted average loan-to-value ratio at the time of origination of the Company's loans originated during those periods was approximately 74%, 70%, and 76%, respectively, and the weighted average debt-to-gross-income ratio for the Company's borrowers was approximately 36%, 35%, and 35%, respectively.

     Prior to October 1994, substantially all of the mortgage loans originated by the Company were balloon loans, with periodic payments based generally on a 15-year amortization schedule and a single payment of the remaining balance of the balloon loan due five years after origination. At June 30, 1998, the Company was servicing approximately $1,695,000 of balloon loans, either in the Company's own portfolio or for other entities. In October 1994, the Company changed its mortgage product line from balloon to primarily self-amortizing mortgages, and also began to originate somewhat higher quality loans (although the target customers remained credit-impaired borrowers who are unable to obtain loans from conventional lenders), which resulted in slightly lower average annual interest rates and slightly higher loan-to-value ratios. Currently, the loans originated by the Company are generally for 15- 20- or 30-year terms.

     Since 1993, the Company has expanded the geographic scope of its mortgage activities from a single office in Gainesville, Georgia, and currently employs personnel in ten additional states (Florida, Indiana, Louisiana, Maryland, Michigan, Mississippi, North Carolina, Ohio, South Carolina, and Tennessee) from which mortgage loans are originated. The Company is also licensed to originate loans in several other states where it is not required to maintain a physical presence. The Company originates and processes its loans utilizing a "spoke and hub" system, wherein sales representatives forward loan applications to one of three designated regional processing offices for initial processing. The underwriting department at the corporate headquarters in Gainesville, Georgia issues final approval and funding of each loan.

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

     The following table summarizes the Company's lending activities during each of the periods indicated:

                                                     FISCAL YEAR ENDED JUNE 30,
                                              -----------------------------------------
                                                 1998           1997           1996
                                              -----------    -----------    -----------
Principal amount of loans originated........  $95,921,000    $79,323,000    $37,035,000
Number of loans originated..................        1,752          1,601            757
Servicing portfolio:
  Serviced for the Company..................  $ 9,171,000    $ 5,205,000    $ 6,617,000
  Serviced for purchasers of loans..........      432,000      2,027,000      3,575,000
                                              -----------    -----------    -----------
          Total servicing portfolio.........    9,603,000      7,232,000     10,192,000
Loan sale proceeds:
  Loans sold servicing released -- whole....  $80,907,000    $ 5,244,000    $13,506,000
  Loans sold servicing released -- retained
     interest...............................   12,225,000     77,020,000     19,321,000
                                              -----------    -----------    -----------
          Total loan sale proceeds..........   93,132,000     82,264,000     32,827,000
  Gain on sales of loans(1).................  $ 4,402,000    $ 5,181,000    $ 1,697,000
  Overall gain on sale percentage(1)........         4.73%          6.30%          5.17%
  Interest rate differential on loans sold
     with a retained interest(2)............         2.66%          2.70%          2.01%
Premium received on Whole loan sales(3).....         4.02%          0.00%          2.27%

---------------

(1) This is a gross gain on sale from all types of loan sales, and excludes any write-down of any asset with a retained interest (see "Sale of Mortgage Loan Pools"), which is netted against the gain on sale of loans in the financial statements.

(2) This represents the difference between the mortgage loan interest rate and the contractual rate paid by the purchaser of loans sold on an Interest-Only basis. This type of sale involves a cash premium or discount to the Company at the time of sale.
(3) This represents the net cash premium received on loans sold Whole. This percentage is calculated on the net proceeds (after premiums paid) divided by the principal amount of the loan.

     Origination. Loan applications are brought to the Company's attention in its branch offices by referral sources such as mortgage loan brokers, prospective borrowers, or mortgage companies. Completed loan applications are transferred to the Company's loan processors who verify certain information contained in the applications such as employment information and credit history. The loan processor also makes the arrangements necessary to have the applicant's real property, offered as security for the loan, appraised by an independent appraiser. Reference is made to the responses to Items 3 and 6 of this Annual Report with respect to the payment of yield spread premiums and certain warehouse lines of credit, respectively, as they relate to the Company's ability to originate loans.

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

     In all instances in which borrowers have advised the Company that all or a portion of the loan will be used to repay outstanding debt, the Company's closing agent will disburse such funds directly to the borrower's creditors. Borrowers have a right under federal truth-in-lending laws to rescind their loans for a period of three days after entering into the loan agreement and prior to the disbursement of the funds. After the disbursement of loan proceeds, the Company's closing attorney records the mortgage security interest in the county in which the property securing the loan is located, thus perfecting the Company's interest. The closing attorney obtains, on behalf of the Company, a title insurance policy insuring perfection of the Company's lien position.

     Delinquency Information. Typically, promptly after failure to receive timely payment, the Company commences collection efforts, and for loans which become 60 days past due the borrower is verbally notified that the Company may initiate the foreclosure process. The Company then notifies the borrower via a letter from an attorney of the serious nature of the delinquency but also affords the borrower an opportunity (generally the minimum amount of time prescribed by state statute) to bring the loan current. However, if the loan continues to remain delinquent, the Company engages an attorney to complete the foreclosure proceedings. The Company arranges for sale at public auction of all collateral in order to satisfy the unpaid indebtedness to the Company.

     Delinquency information herein gives effect to all mortgage loans originated by the Company which are either retained in the Company's portfolio or which have been sold to third parties servicing retained. As of June 30, 1998, 15 borrowers had filed for protection under the federal bankruptcy laws, representing $458,000, or approximately 6.1% of the principal amount of all loans being serviced. Of the 15 borrowers who have filed for bankruptcy, 14 have made their scheduled payments on a timely basis.

     The following is a table setting forth certain information with respect to the aggregate delinquency rates for loans in the Company's loan portfolio and serviced loan portfolio:

                                                      FISCAL YEAR ENDED JUNE 30,
                                                ---------------------------------------
                                                   1998          1997          1996
                                                ----------    ----------    -----------
Number of loans...............................         164           199            296
Amount of loans...............................  $7,545,000    $7,232,000    $10,192,000
Delinquency period(1)(3):
  30-59 days..................................        1.36%         3.12%          3.50%
  60-89 days..................................        0.51%         2.79%          2.13%
  90-119 days.................................        0.60%         0.64%          0.83%
  120 days and over...........................        2.97%         7.45%          5.59%
Foreclosed properties(2)......................        1.01%         1.21%           .04%
Amount of loans owned by the Company..........  $7,113,000    $5,205,000    $ 6,617,000
Amount of loans serviced for third parties....     432,000     2,027,000      3,575,000

---------------

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

     In Fiscal 1996, 1997, and 1998, the Company experienced defaults which led to the foreclosure of the mortgaged property on 11, 19, and 12 loans, respectively. As a result of such foreclosures, the Company experienced an aggregate net loss on those related mortgage loans of $130,000, $195,000, and $242,000 during Fiscal 1996, 1997, and 1998, respectively.

     In a continuing period of economic decline, the rates of delinquencies, foreclosures and losses on the mortgage loans could be higher than those previously experienced in the mortgage lending industry in general. In addition, adverse economic conditions (which may or may not affect real estate property values) may affect the timely payment by borrowers of scheduled payments of principal and interest on the mortgage loans and, accordingly, the actual rates of delinquencies, foreclosures and losses with respect to the Company's portfolio of mortgage loans.

SALE OF MORTGAGE LOANS

     As a fundamental part of its business and financing strategy, the Company intends to sell all of the loans it originates in the secondary mortgage market rather than holding such mortgage loans for its own account. Generally, the Company has sold its loans using one of three sales methods. The first method involves selling loans to third parties service-released (the Company no longer services the loan after the sale) with no further obligations or interest in the loan after the sale. The premium (or discount) on the loan is received (or deducted) in cash at the time of the sale. This method of loan sale is referred to as selling loans "Whole". In the second sales method, loans are sold service-retained (the Company continues to service the loan after the sale), with a residual interest and obligation. The interest the Company receives is a percentage of the interest portion of a borrower's loan payment, and the obligation owed in this case is a commitment by the Company to repurchase the loan, at the option of the investor who purchased the loan, if it should become over 90 days past due. The gain on sale recorded using the second sales method is calculated as the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate paid to the investor who purchased the loan less contractual servicing costs, referred to as a "Service" sale. The third sales method involves selling loans service-released with a residual interest and obligation. The interest due the Company is the same as with a Service sale except that there is no deduction to the investor for servicing costs. The Company is also subject to a "first loss" provision, wherein if the loan is ever foreclosed upon by the investor and the investor should incur a loss upon the sale of the property, then the Company is obligated to reimburse the investor for the amount of loss. This third type of sale is referred to as an "Interest-Only" sale.

An important distinction between the sales methods is that in a Whole loan sale, the cash premium is received at the time of sale, whereas in the other two methods the cash premium is received over the life of the loan as it is collected. Reference is made to "Certain Accounting Considerations" in the response to Item 6 of this Annual Report for a more complete discussion of how the Service and Interest-Only sales are recorded.

     Prior to Fiscal 1994, the Company sold most of its mortgage loans in groups or "pools" of loans totaling anywhere from $500,000 to $2,000,000 a pool on a Service basis to banks, life insurance companies, and other entities. At June 30, 1998, the aggregate balance of loans outstanding subject to the residual repurchase obligation of the Service sale was $432,000, none of which was past due by over 90 days and subject to repurchase at the option of the investor.

     From March 1996 to October 1997, the Company sold most of its mortgage loans to a major financial institution on an Interest-Only basis, who in turn placed the Company's loans (along with loans from other companies) into the asset-backed securitization market. The agreement with the major financial institution (referred to as the "Securitizer") allowed the Company to sell loans into the asset-backed securitization market without having to accumulate the relatively large pools of loans necessary to participate in this market on an individual basis. Additionally, the agreement with Securitizer allowed the Company to sell loans in small pools or on a one-by-one basis (known as selling loans on a "Flow" basis). This was important as the Company did not have a warehouse line of credit with which it could retain a substantial number of loans pending sale. The Company sold $108,626,000 of loans to the Securitizer pursuant to this agreement. At June 30, 1998, $64,665,000 of these loans were still being serviced by the Securitizer. Through Fiscal 1998, the Company recorded losses of $44,000 pursuant to the first loss provision of the agreement with the Securitizer. The Company maintains an allowance for credit losses estimated to cover losses both from loans held by the Company for its own portfolio and for loans sold with a residual obligation.

     Because the gain recognized in the year of sale of loans on an Interest-Only basis is equal to the present value of the certain estimated future cash flows, the amount of cash which the Company is entitled to receive over the lives of the loans can exceed the gain recognized at the time the loans were sold. In the subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization. If actual prepayments with respect to sold loans occur faster than they were projected at the time such loans were sold or loans go into foreclosure, the carrying value of the Company's Servicing Asset or Interest-Only strips receivable is written down through a charge to earnings in the period of adjustment. During the year ended June 30, 1998, the actual prepayments exceeded those previously anticipated at the time of the sale of the loans and the Company reduced the value of the Servicing Asset and Interest-Only strips receivable previously recorded by $19,000 and $2,233,000, respectively, to reflect the actual prepayments. There can be no assurance that a change in the prepayment speed of the loans or other changes in the assumptions used to calculate the original value of the Servicing Asset or Interest-Only Strips Receivable will not necessitate a significant write-down in their carrying values in the future.

     In June 1997, the Company was able to obtain a substantial warehouse line of credit and therefore the capability to accumulate pools of mortgages. Loans sold Whole in pools yield a higher premium than loans sold Whole on a flow basis. Even though the loans sold on an Interest-Only basis to the Securitizer yielded a higher premium than Whole loan sales, the Company decided in September 1997 to begin selling loans on a Whole basis because of the improved current cash flow. See "Liquidity and Capital Resources" under Item 6 herein for a more complete discussion of liquidity issues. In addition to improving cash flow, selling loans Whole to a variety of third party purchasers ("Purchasers") allowed the Company to expand its product line and offer certain types of mortgages that were not part of the Securitizer's product line. However, the Company does not have a sales contract with any of these Purchasers, and therefore the Company has no guarantee that its mortgage loans will be purchased at a given rate as the premium received on each sale of a pool of loans is negotiated at the time of sale. Also, the loan products that these Purchasers are willing to buy can change from time to time, and, without a sales contract, the Company could fund loans that it may be unable to sell, or unable to sell without a substantial discount. These Purchasers can also exit the non-conventional market altogether, thereby decreasing the number of outlets for the Company's loan sales. Purchasers remaining in the non-conventional market could offer lower premiums for the Company's loans as a result of fewer competitors for the purchase of non-conventional loans. The Company does not currently hedge its sales against changes in interest rates, and does not believe the costs associated with hedging offset the risk taken by not hedging at this point in time. However, there can be no assurance that changes in interest rates in the future will not adversely affect the Company.

BRANCH OFFICES

     The Company intends to continue to expand its "spoke and hub" network as resources permit. Given its limited resources, the Company has consolidated its processing hubs down to three offices in Georgia, North Carolina, and Ohio, and has focused on developing the sales personnel who supply loan applications to those hub offices. These sales personnel require much less overhead expense than a processing office. The Company currently maintains sales personnel in Florida, Georgia, Indiana, Maryland, Michigan, Mississippi, North Carolina, Ohio, South Carolina, and Tennessee, and is licensed to do business in several other states where it does not maintain a salesperson. The states in which the Company operates have been divided into three regions. The sales for each region are overseen by a regional manager. The Company has completed an internal reorganization begun in 1997 and does not anticipate consolidating any more offices.

MARKETING

     The Company provides promotional materials and other support for the sales personnel in the various states to enable them to target the mortgage brokerage community at the local level. The Company also provides some training, although its recruiting efforts tend to focus on those individuals with some previous industry experience.

CUSTOMERS

     The most likely market for loans financed by the Company has been and will continue to be credit-impaired homeowners who are unable to obtain loans from conventional sources. Typical borrowers approved by the Company for loans are individuals who are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The inability of these borrowers to obtain conventional financing makes them willing to pay the higher rates charged by the Company. While the typical borrowers from the Company may not present attractive credit histories, the Company has found and believes that these types of individuals nevertheless demonstrate an ability and desire to preserve their loans in good standing because the loans are secured by first mortgages on their primary residences. The Company obtains most of its mortgage applications from mortgage brokers (as opposed to soliciting the borrowers directly), and the Company anticipates that mortgage brokers will remain its most significant source of loan applications.

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

     The Company's operations are subject to regulation by state statutes governing loan interest rates and terms (i.e., usury statutes) and federal "truth-in-lending" laws governing disclosure requirements applicable to lenders. The Company's operations are also subject to RESPA and the Rules and Regulations. The Company believes it has complied in all material respects in the states in which it operates with state laws regarding the licensing of mortgage lenders and mortgage brokers.

     In order to conduct its business in the State of Georgia, the Company must be licensed by the Georgia Department of Banking and Finance (the "Department"). The Company's license expired on September 2, 1998 and was reinstated on September 30, 1998, pursuant to a Memorandum of Understanding between the Company and the Department (the "Memorandum of Understanding"). Pursuant to the Memorandum of Understanding, the Company has agreed to comply with the requirements of the Memorandum of Understanding. In addition to complying with certain minimum financial requirements, the Department has imposed certain additional conditions upon the Company relating to, among other things, the timely delivery of financial information to the Department, the Company's net worth, a delisting of the Common Stock by the NASDAQ SmallCap Market, and the Company's business plan resulting in a cumulative profit for the fiscal year ended June 30, 1999 ("Fiscal 1999"). If the Department is not satisfied with the Company's compliance with such conditions, the Department may summarily suspend or revoke the Company's license. As is the case with all licensed mortgage lenders in Georgia, the Company's present license expires on December 31, 1998. While the Company has applied for renewal of the license for Fiscal 1999, there can be no assurance that the Department will renew the Company's license or not suspend or revoke the license during the remainder of 1998 or, if renewed, thereafter. Furthermore, there can be no assurance that similar or harsher action will be taken against the Company by other governmental agencies. Any loss or suspension of the Company's license in any jurisdiction in which it originates loans could have a material adverse effect on the Company .

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

     The TILA amendments also prohibit lenders from including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The TILA amendments impose other restrictions on Covered Loans, including restrictions on balloon payments and negative amortization features, which the Company believes does not have a material impact on its operations.

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

EMPLOYEES

     As of June 30, 1998, the Company had 68 full-time employees in its Credit Depot offices, and approximately 30 full and part-time employees in its Cash Back Mortgage subsidiary. The Company considers its relations with its employees to be satisfactory.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Certain statements contained in the responses to Items 1, 6, and 7 of this Annual Report such as statements concerning the Company's future cash and financing requirements, the Company's ability to originate and/or acquire mortgage loans, including, but limited to the Company's continuing ability to pay yield spread premiums, the Company's ability to enter into securitization transactions and/or otherwise sell mortgage loans to the third parties and the returns therefrom and other statements contained herein regarding matters that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: the outcome of certain litigation, the Company's ability to obtain future financing; the uncertainties relating to the Company's ability to participate in securitizations; and market conditions and other factors relating to the mortgage lending business. Investors are also directed to the other risks discussed herein and in other documents filed by the Company with the SEC.

ITEM 2.  DESCRIPTION OF PROPERTIES

     The Company's principal executive offices and a regional processing office are located at 700 Wachovia Center, Gainesville, Georgia 30501, where it leases approximately 12,650 square feet of space at a monthly rental of $22,000. The lease for this office expires in October 1999. The Company also leases office space for its other two processing offices and maintains executive suites in certain additional states as required by state mortgage licensing regulations. The processing offices have 2,000 to 3,000 square feet and rent for $3,000 to $4,000 per month. The executive suites generally have about 120 square feet and rent from $200 to $700 per month. The Company believes that its corporate facilities are adequate for the Company's present and anticipated needs for at least the next 12 months.

ITEM 3.  LEGAL PROCEEDINGS

     On February 27, 1998, Terry Lee Flowers and Rosemary Flowers, (the "Plaintiffs") on behalf of themselves and a purported class of others brought an action against a wholly-owned subsidiary of the Company in the United States District Court for the Northern District of Mississippi. The Plaintiffs alleged that the subsidiary made payments to mortgage brokers which constituted referral fees, kickbacks and duplicative payments in violation of RESPA and the Rules and Regulations and, as a result, the Plaintiffs and others were charged higher rates of interest by the subsidiary than would have otherwise been the case. The Court has not ruled on whether the action will proceed as a class action. The Plaintiffs are seeking a non-specified amount of compensatory damages. In the event of a finding against the subsidiary in the action, in addition to a material amount of monetary damages which may be assessed against the subsidiary, the Company's ability to continue to obtain referrals from mortgage brokers could be significantly impaired. Substantially all of the Company's business is presently derived from referrals from mortgage brokers. The Company has become aware that the United States Court of Appeals for the Eleventh Circuit (the "Eleventh Circuit"), in an action in which the Company was not a party, held that certain fees paid to mortgage brokers represent "yield spread premiums" which constitute referral fees in violation of RESPA. Certain Federal District Courts have reached similar conclusions. The Company believes that the defendant will seek to have the Eleventh Circuit reconsider its holding and, if necessary, ultimately appeal the holding to the United States Supreme Court. The Eleventh Circuit is the federal appellate court for cases arising in the Federal District Courts in Alabama, Florida and Georgia. The Company originates a significant amount of loans in Georgia and Florida and pays yield spread premium on a portion of those originations. In addition to possible criminal violations for unlawful payments in violation of RESPA, a payor can be held liable for damages in the amount of 300% of the unlawful payments. If the Company is ever found to be liable to such extent, the Company would not have sufficient resources with which to pay such damages and could be expected to file for bankruptcy protection. The subsidiary intends to vigorously defend the action.

     On February 9, 1998, the Company and another of its wholly-owned subsidiaries were named as defendants in an action filed in the Court of Common Pleas of Cuyahoga County, Ohio (the "State Court") by Alan Schiff, a former employee of the subsidiary (the "Plaintiff"). The case was removed to the United States District Court for the Northern District of Ohio. In connection with the purchase by the subsidiary of an enterprise in which the Plaintiff was a principal, the Plaintiff signed an employment contract and a non-competition/non-solicitation agreement. The Plaintiff asserted claims for (1) breach of the purchase and employment agreements; (2) rescission of the purchase agreement and all other agreements; (3) a declaration of his rights under the agreements; and (4) an injunction enjoining the Company and the subsidiary from enforcing restrictive covenants in the agreements which, pursuant to their terms, would prohibit the Plaintiff from competing against the Subsidiary in the mortgage business, and from any further alleged breaches of the agreements. The Plaintiff sought compensatory damages of $1,000,000 and punitive damages of $2,000,000. The Company and the subsidiary denied the Plaintiff's substantive claims and asserted counterclaims against the Plaintiff for (a) unspecified damages for (1) breach of the purchase agreement; (2) breach of his employment agreement; (3) breach of fiduciary duty; and (b) a declaratory judgment to the effect that the Company and the subsidiary did not breach any agreement with the Plaintiff. The action was settled on September 4, 1998, with neither party receiving any damage award. All claims by both parties were dismissed with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market where the Company's common stock (the "Common Stock") is traded is the Nasdaq SmallCap Market. The following table sets forth the high and low bid prices for the Common Stock as reported by the Nasdaq SmallCap Market for the periods indicated. A one-for-five reverse stock was effected on November 3, 1997. For prices quoted below prior to that date, the actual prices originally reported have been adjusted to give effect to the reverse stock split. The prices set forth below represent inter-dealer prices without retail mark-up, mark-down or omission and may not necessarily represent actual transactions.

                                                                COMMON STOCK
                                                              -----------------
                                                               HIGH       LOW
                                                              -------   -------
FISCAL 1997
Quarter ended September 30, 1996............................  $23.125   $12.500
Quarter ended December 31, 1996.............................   21.250    14.688
Quarter ended March 31, 1997................................   20.313    16.875
Quarter ended June 30, 1997.................................   18.750     6.250

FISCAL 1998
Quarter ended September 30, 1997............................    7.815     2.190
Quarter ended December 31, 1997.............................    4.000     1.000
Quarter ended March 31, 1998................................    1.500     0.563
Quarter ended June 30, 1998.................................    1.500     0.750

     As of September 2, 1998, the Company had 111 holders of record of the Common Stock. The Company believes there are in excess of 300 beneficial holders of the Common Stock.

     The Company has not declared any cash dividends on its Common Stock during the past two fiscal years. The terms of the Company's outstanding Convertible Secured Notes and Convertible Preferred Stock effectively eliminate its ability to pay cash dividends on its Common Stock.

     From November 12, 1997 to December 23, 1997, the Company issued an aggregate of 4,914,000 shares of Common Stock in exchange for the Company's 10% Secured Convertible Promissory Notes in the aggregate principal amount of $6,970,000 and 315,000 shares of the Company's Series A Convertible Preferred Stock. The Company claimed exemption from registration under the Securities Act of 1933 (the "Securities Act") pursuant to the provisions of Section 3(a)(9) thereof because the transaction constituted an exchange by the Company with its existing securityholders exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     On November 12, 1997, the Company issued an aggregate of 20,000 shares of its Common Stock to two consultants in consideration for consulting services rendered by them. The Company claimed exemption from registration under the Securities Act pursuant to the provisions of Section 4(2) thereof inasmuch as no public offering was involved.

     From July 30, 1997 to March 12, 1998, the Company borrowed an aggregate of $2,200,000 from five lenders. In connection with such loans, the Company issued 10% Secured Convertible Promissory Notes in the aggregate principal amount of $2,200,000 and warrants to purchase an aggregate of 1,100,000 shares for the Company's Common Stock. Reference is made to Note 8 in the "Notes to the Consolidated Financial Statements" in Item 7. The Company claimed exemption from registration under the Securities Act pursuant to the provisions of Section 4(2) thereof inasmuch as no public offering was involved.

     From November 19, 1997 to December 31, 1997 the Company issued warrants to purchase an aggregate of 144,000 shares of its Common Stock to certain members of its then Board of Directors. Reference is made to Note 8 in the Notes to the Consolidated Financial Statements 3 and 12 of Notes to Consolidated Financial

Statements. The Company claimed exemption from registration under the Securities Act pursuant to the provisions of Section 4(2) thereof inasmuch as no public offering was involved.

     On January 31, 1998, the Company issued warrants to purchase 333,334 shares of the Company's Common Stock to Heiko H. Thieme in consideration for services rendered to the Company by Mr. Thieme. The warrants are exercisable at $1.24 per share, subject to adjustment, and expire on January 31, 2008. The Company claimed exemption from registration under the Securities Act pursuant to the provisions of Section 4(2) thereof inasmuch as no public offering was involved.

     On June 12, 1998, the Company issued 21,000 shares of Series C Convertible Redeemable Preferred Stock and a warrant for the purchase of 2,800,000 shares of its Common Stock to The Global Opportunity Fund, Inc. (the "Global"). Reference is made to Notes 3 and 8 of Notes to Consolidated Financial Statements. Global has agreed not to convert such shares or exercise such warrants until the earlier of ratification of the transaction by the Company's shareholders or December 31, 1998. The Company claimed exemption from the registration provisions of the Securities Act pursuant to the provisions of Section 3(a)(9) thereof because the transaction constituted an exchange by the Company with an existing securityholder exclusively where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

     In connection with the issuance of certain of the securities described above, the Company has agreed to register such securities or securities underlying such securities under the Securities Act.

     In August 1998 a hearing was held by the Nasdaq Stock Market ("Nasdaq") to determine if the Company's Common Stock would be delisted from Nasdaq. At the hearing, the Company submitted a plan to achieve and maintain compliance with several requirements mandated by Nasdaq for continued listing. Specifically, the Company has from time to time failed to meet minimum tangible net worth and stock price requirements and requirements for shareholder approval for the issuance of certain securities. A special meeting of the shareholders has been called for October 15, 1998 to vote on several proposals that are intended to rectify these various deficiencies. In the event these proposals are not approved, or if Nasdaq, in its discretion, determines that the Company will be unable to maintain compliance with all listing requirements, the Company's Common Stock will be delisted. If the Common Stock is delisted, the Common Stock would trade on the Over-The-Counter Bulletin Board, and could become subject to Rule 15g-9 under the Securities Exchange Act of 1934 (the "Exchange Act"), which imposes additional sales practice requirements on broker-dealers which sell such securities to certain persons. For transactions covered by that rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's common stock. Additionally, the Securities and Exchange Commission (the "SEC") imposes regulations on trades of "penny stocks", generally defined as any non-Nasdaq equity security that has a market price (as therein defined) of less than $5.00 per share subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If the Company's Common Stock were subject to rules relating to penny stocks, the market liquidity for the Company's securities could be severely adversely affected.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This section presents management's discussion and analysis of the consolidated financial condition and results of operations of the Company for the fiscal years ended June 30, 1998 and 1997. The discussion should be read in conjunction with the Company's consolidated financial statements and accompanying notes to the consolidated financial statements (see Item 7). Also see "Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995" under "Item 1."

CERTAIN ACCOUNTING CONSIDERATIONS

     A portion of the Company's revenues consists of gain on loans sold by the Company servicing retained ("Service") or with servicing released but retaining an interest in the mortgage loan ("Interest-Only"). The gross gain on a Service sale principally represents the present value of the difference between the interest rate paid by the borrower and the interest rate received by the investor who purchased the loans, reduced by a contractual loan servicing fee. The corresponding asset established to record this gain is the Servicing Asset. A separate reserve for prepayments is calculated and also concurrently recorded, which reduces the gross gain on sale. The Company has not sold loans on a Service basis since March 1995. The corresponding asset established in connection with the gain on an Interest-Only sale is known as an Interest-Only Strip Receivable. In this type of sale, prepayment assumptions, including credit losses, are included in and effectively reduce the gross gain on sale, so no separate reserve is recorded for prepayment. The Company has not sold loans on an Interest-Only basis since October 1997. In both types of sales, the Company recognizes the gain on sale of loans in the fiscal year in which such loans are sold, although cash is received by the Company over the lives of the loans. Both types of assets are computed in part based upon, and amortized over, the estimated lives of the loans.

     Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows in both types of sales, the amount of cash actually received over the lives of the loans may exceed the gain previously recognized at the time the loans were sold. In subsequent years where such cash exceeds the previously recorded gain, the Company recognizes additional income and fees to the extent actual cash flows from such loans exceed the amortization of either type of asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Servicing Asset or Interest-Only Strip Receivable is reduced through a charge to earnings in the period of adjustment. See "Sale of Mortgage Loans" in Item 1 for adjustments made due to a change in the rate of prepayments.

     In addition, provisions for credit losses are charged to income in amounts sufficient to maintain the allowance for credit losses at a level considered by the Company to be adequate to absorb possible losses of principal in both the existing portfolio and the remaining loans sold with a residual obligation, based upon calculations of the collectibility of loans receivable and on prior credit loss experience. The Company charges write-off's of loans receivable against the allowance for credit losses when it believes, based upon a loan-by-loan review, that the collectibility of principal is unlikely. The Company's exposure to credit loss in the event of nonperformance by the borrower is represented as the outstanding principal balance of the respective loans less the value of the collateral obtained, which value is based upon the Company's current review of the appraisal. While the Company uses available information to recognize losses on loans, future additions to the allowance for credit losses may be necessary based upon a number of factors including changes in economic conditions.

RESULTS OF OPERATIONS

     Three items accounted for 90% of the $12,881,000 loss for Fiscal 1998. Specifically, debt conversion expense of $5,576,000, amortization and write-down of the Interest-Only Strip Receivable and Servicing Asset of $4,310,000, and financing and goodwill amortization of $1,731,000 comprised $11,617,000 of the $12,881,000 loss. None of these three items represented cash outlays by the Company in Fiscal 1998. In their audit report, the Company's independent auditors included an explanatory paragraph discussing conditions that, in their opinion, raise substantial doubt about the Company's ability to continue as a going concern. Note 13 in the "Notes to the Consolidated Financial Statements" in Item 7 details Management's plans to address each of the conditions cited by the independent auditors. Note 13 should be read in conjunction with Item 6 herein.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1997

     The Company's net loss was $12,881,000 in Fiscal 1998 as compared to a net loss of $3,363,000 in Fiscal 1997, an increase in net loss of 283%. The single largest item contributing to this increase was the recording of $5,576,000 of debt conversion expense in October 1997, which did not involve any cash expenditures.

Following are line item comparisons in order of presentation in the "Consolidated Statements of Operations" in Item 7.

     Net revenues decreased from $5,918,000 in Fiscal 1997 to $4,722,000 in Fiscal 1998, or 20%. The single largest decrease among the components of net revenue was gain on sale of receivables, which decreased from $5,142,000 in Fiscal 1997 to $4,402,000 in Fiscal 1998, or 14%. The primary reason for the decrease in this line item was the change in sales methods which occurred during the year as described under "Sale of Mortgage Loans" in Item 1. The Company actually sold more loans in Fiscal 1998 than in Fiscal 1997 ($93,132,000 in Fiscal 1998 compared to $82,264,000 in Fiscal 1997), but the method of sale changed. The Company sold $77,020,000 of loans on an Interest-Only basis in Fiscal 1997, compared to $12,225,000 in Fiscal 1998. Loans sold on an Interest-Only basis yield a greater gain on sale margin than loans sold Whole, but the gain is accrued as opposed to a Whole loan sale wherein the entire premium is received in cash at the time of sale. See "Certain Accounting Considerations" above for a discussion on how the two different types of sales are recorded.

     Another component of net revenue, finance income and fees earned, decreased from $757,000 in Fiscal 1997 to $153,000 in Fiscal 1998. Gross finance income actually increased from $2,051,000 in Fiscal 1997 to $4,489,000 in Fiscal 1998. However, amortization of the Interest-Only Strip Receivable and Servicing Asset is netted against gross finance income. The amortization from these two assets was $1,294,000 in Fiscal 1997 and $4,310,000 in Fiscal 1998. See Note 5 to the Financial Statements in Item 7 for more discussion regarding these assets and their respective amortization. The third item comprising net revenues, other income, increased from $20,000 in Fiscal 1997 to $167,000 in Fiscal 1998. Most of this increase was the result of how processing fees are reflected on the financial statements as opposed to significant increases in other income.

     Salaries and employee benefits increased from $4,194,000 in Fiscal 1997 to $4,797,000 in Fiscal 1998, or 14%. This increase was due to $1,174,000 of payroll expense from the Company's Cash Back telemarketing subsidiary acquired in April 1997. Excluding this acquisition, the Company's salary expense decreased from $3,776,000 in Fiscal 1997 to $3,503,000 in Fiscal 1998. The Company expanded rapidly during the first half of 1997. The number of full-time employees was 57 at June 30, 1996, and 80 at June 30, 1997. After the change in management was made later in 1997, full-time employees were reduced to 54 persons at December 31, 1997. This reduction included nearly all of the Company's sales personnel, three processing centers, and several corporate office staff and officers. The Company subsequently re-established its sales department with new employees without increasing its corporate office personnel, and had 68 full-time employees at June 30, 1998.

     Legal and professional fees increased from $525,000 in Fiscal 1997 to $675,000 in Fiscal 1998, or 29%. While the Company was able to decrease its consulting expenses during Fiscal 1998, legal expenses associated with the two lawsuits mentioned in Item 3 significantly increased legal fees during the year. Additionally, fees from the Company's independent auditors increased significantly for the annual audit and other accounting services.

     Other operating expenses decreased from $2,893,000 in Fiscal 1997 to $2,838,000 in Fiscal 1998, or 2%. In general, the decrease resulted from the closing of three processing offices and the implementation of several cost reduction measures mandated by new management during Fiscal 1998. The single largest line item decrease in this category was in Travel and Entertainment.

     The provision for credit losses increased from $225,000 in Fiscal 1997 to $301,000 in Fiscal 1998. See Note 4 in the "Notes to the Consolidated Financial Statements" in Item 7 for a more detailed breakdown of the allowance for credit losses. While the Company did experience a greater amount of charge-offs in Fiscal 1998 than in Fiscal 1997, the pools of loans from which most of these charge-offs originate (loans originated prior to 1994) decreased significantly during the year. Management believes the provision for credit losses at June 30, 1998 of $267,000 is adequate.

     Goodwill of $911,000 was recorded upon the acquisition of a telemarketing mortgage broker in April 1997 and is being amortized on a straight line basis over 15 years. The goodwill was written down to $607,000 at June 30, 1998, based on an evaluation of the value of the asset at that time.

     Interest expense and amortization of deferred financing costs increased from $1,444,000 in Fiscal 1997 to $3,113,000 in Fiscal 1998, or 115%. Financing
cost amortization comprised $1,427,000 of this line item. Most of the amortization was the result of the complete write-off of certain deferred costs associated with debt that matured or was converted to equity in Fiscal 1998. At June 30, 1998, the balance of deferred financing charges to be amortized was $131,000. Interest expense increased from $1,224,000 in Fiscal 1997 to $1,686,000 in Fiscal 1998. While interest expense on convertible debt decreased a the result of conversion to equity or payment of the debt, interest expense on the warehouse lines of credit increased significantly as the balance in these lines increased from $3,356,000 at June 30, 1997 to $8,149,000 at June 30, 1998.
The increase in warehouse line balances reflected an increase in loan originations and the Company's cessation of using significant amounts of working capital to fund new loan originations.

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

     Gains on sales of mortgage loans increased to $5,142,000 for Fiscal 1997 from $1,578,000 during Fiscal 1996 due to the increased volume of loan sales and the higher margins received on those sales. The Company sold $82,264,000 of loans in Fiscal 1997 as compared to $37,035,000 in Fiscal 1996. The gain on sale margin on the loans sold also improved as the average gain on sale percentage increased from 5.17% to 6.30%, or a 22% improvement in Fiscal 1997 from Fiscal 1996, reflecting the change in sales methods. For most of the first three quarters of Fiscal 1996, loans were sold on a Whole basis, whereas for all of Fiscal 1997 loans were sold on an Interest-Only basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     The business strategy employed by the Company in previous years required continual access to short-term and long-term sources of debt and equity capital. By selling loans on an Interest-Only or Service basis, the Company would have to amass a very large pool of loans wherein the amount of interest collected and remitted on a monthly basis was greater than the cash expenditures incurred during the month in order to generate a positive cash flow. Since this did not occur, the shortfall in working capital was provided by placements of debt and equity. The Company will always require access to short-term sources of debt, specifically warehouse lines of credit. The Company will likely require cash infusions from external sources to provide working capital to expand operations, and possibly to maintain operations. However, the strategy of exclusively selling loans Whole for a cash premium at time of sale during Fiscal 1998 has made a significant improvement in the negative cash flow that was being incurred under the previous strategy. The last cash infusion received by the Company from the sale of debt or equity was in March 1998. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. While the Company has generated enough cash from sales of loans since March 1998 to pay its operating expenses, the Company has been unable to create a cash reserve. Additionally, the Company has little capacity to repurchase loans, either from its pool of serviced loans that contain a buyback provision or from the warehouse lines which generally have a limit of 90 days that a loan can remain in the line. The Company currently does not have enough resources available should a significant amount of loans need to be repurchased. During Fiscal 1998, the Company used a net of $5,718,000 in its loan operations, of which $4,792,000 was provided by an increase in the warehouse lines of credit. The Company did place an additional $2,200,000 of convertible debt during Fiscal 1998, which provided capital for the balance of operational needs. To date, in addition to the Company's capital raising efforts, the sources of cash have been (1) sales into secondary markets of the loans the Company originates and purchases, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (5) other borrowings (discussed below), and (6) the conversion of the Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, including an advance against that conversion described more fully below. Additional information regarding the following narrative on the financing activities of the Company is set forth in Note 3 in the "Notes to the Consolidated Financial Statements" in Item 7.

     In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 8% Notes described below) and the remaining $2,300,000 of 8% Notes was exchanged for loans under a secured warehouse lending facility. During Fiscal 1998, the balance of this secured lending facility was reduced from $2,300,000 to $800,000. The Company has signed an agreement with this lender to continue to reduce the balance of this facility at the rate of $100,000 per quarter. The funds necessary to reduce the balance of this facility are anticipated to come from the proceeds of the sale or payout of the loans securing the facility.

     In 1995, the Company completed an offering of $3,000,000 of convertible mortgage participations and warrants to purchase common stock to be used solely for the purpose of originating and acquiring mortgage loans. The borrowings bore an interest rate of 10% per annum, payable monthly, secured by underlying mortgage loans. The proceeds from the sale of any assigned mortgage loans were used to originate new mortgage loans in which the lenders will have participations. In October 1995, $2,500,000 of the borrowings were converted by the lenders of these participations into Preferred Stock and warrants as part of a placement of $6,400,000 of 9% Convertible Preferred Stock (the "Series A Preferred Stock") and warrants to purchase Common Stock. Of the remaining $500,000 of participations, $400,000 was converted to Common Stock and $100,000 was repaid during Fiscal 1997. Of the original holders of 315,000 shares of Series A Preferred Stock, one holder converted 5,000 shares into Common Stock during Fiscal 1997. The balance of the Series A

Preferred Stockholders converted their stock and unpaid dividends into Common Stock as part of the Company's conversion offer in October 1997, and none of the Series A Preferred Stock was outstanding at June 30, 1998.

     In January 1996, the Company obtained a $1,050,000 term loan at a 10% interest rate secured by certain mortgage loans of the Company. The loan was scheduled to mature in February 1997, and had an outstanding $925,000 principal balance at June 30, 1996. This loan was repaid in August 1996. In February 1996, the Company sold $500,000 of convertible mortgage participations on similar terms to the $3,000,000 of participations sold in June 1995 described above. These participations matured in February 1998, and per an agreement with the lender $250,000 was repaid by June 30, 1998, and $250,000 remains as debt in the form of restricted cash securing a letter of credit for the Company which matures on December 31, 1998. It is anticipated this debt will be repaid with the restricted cash upon expiration of the letter of credit.

     The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into Common Stock. During Fiscal 1997, holders of $860,000 of the 10% Notes converted their notes into Common Stock. In October 1997, holders of $6,970,000 of the 10% Notes converted their notes into Common Stock in response to the Company's conversion offer. In June 1998, a holder of $1,000,000 of the 10% Notes exchanged its note for shares of Series C Preferred Stock as more fully described below. The balance of 10% Notes at June 30, 1998 was $170,000. These notes mature in June 2001.

     In November 1996, the Company entered into an agreement with the Securitizer wherein the Company received advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. The advance was originally being repaid over 36 months, although this term was accelerated to 30 months by the Securitizer during Fiscal 1998 as permitted by certain provisions in the advance agreement. Each advance bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the Securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. At June 30, 1998, the Company had been advanced $1,620,000 net of repayments under this agreement.

     In March 1997, the Company obtained a total of $550,000 in warehouse lines of credit bearing an interest rate of 12%. These lines became unnecessary and were terminated by the Company in August 1997 with the addition of more substantial warehouse lines described below.

     In April 1997, the Company sold 16,740 shares of Series B 11% Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") for $1,674,000, resulting in net proceeds to the Company of approximately $1,498,000. Purchasers of the Series B Preferred Stock received warrants to purchase 669,000 shares of Common Stock at $2.50 per share. The conversion and exercise prices, respectively, of the Series B Preferred Stock and associated warrants were changed to $1.80 per share during Fiscal 1998 as a result of anti-dilution and other provisions. Dividends are payable quarterly in cash or in additional Series B Preferred Stock. The Company has paid all dividends to- date in additional stock. Payment of the dividend for the quarter ended June 30, 1998 in additional stock triggered voting rights for the Series B Preferred Stockholders, and payments of dividends in additional stock after this date will be calculated at a 20% discount to the market price of the Common Stock.

     In June 1997, the Company obtained a revolving warehouse line of credit for $3,000,000 from Pinnacle Mortgage Acceptance Corporation ("Pinnacle"). In October 1997, this agreement was terminated and a new agreement with Pinnacle was executed. At June 30, 1998, the balance in this warehouse line was $450,000. In August 1998, the Company executed an agreement directly with the financial institution providing financing for Pinnacle, Sterling Bank & Trust ("Sterling"). This action was taken when Sterling ceased to provide financing to Pinnacle due to a legal dispute not involving the Company. The agreement with Sterling provided a warehouse line under the same terms as the agreement with Pinnacle, except that the Sterling agreement expires on November 12, 1998. The Company is in the process of reapplying for a warehouse line of credit directly with Sterling with the intention of having a new one-year agreement in place before the current agreement expires. The Company has ceased adding loans to this line and is reducing the outstanding balance until a new agreement, if any, is executed. While Management believes the remaining loans in this line will be sold prior to the expiration of this agreement, no assurance can be given that the Company will do so or that the agreement with Sterling will be renewed on terms not unfavorable to the Company, if at all.

     In February 1998, another warehouse line of credit agreement was executed with First Bankshares Mortgage. First Bankshares Mortgage was subsequently purchased by Regions Bank ("Regions"), but this acquisition did not change the terms of the agreement with the Company. This warehouse line has a $15,000,000 credit limit and may be canceled at the discretion of the lender with 45 days notice to the Company. At June 30, 1998, the balance in this line was $7,699,000.

     Each of the Company's warehouse lenders requires that each mortgage loan in a pool complies with all applicable provisions of federal and state laws and regulations, which include RESPA and the Rules and Regulations. Both the Sterling and Regions agreements allow the respective lenders to demand withdrawal of any loan from the line after 90 days, with full payment of principal and interest due at the time of withdrawal. No loans had been in either line more than 90 days at June 30, 1998. However, the Company has occasionally had loans in the line more than 90 days, and no assurance can be given that the Company will be able to sell all loans within 90 days. In the event the Company is unable to sell a substantial amount of loans within 90 days and the respective lenders should exercise their right to demand repayment, the Company may not have sufficient cash to comply with the repayment demand.

     The Company is substantially dependent upon its warehouse lines to fund loan originations. Management believes that in the event the agreement with Sterling is not renewed that the $15,000,000 credit limit with Regions would be adequate to fund the Company's currently level of loan production. However, failure to obtain another warehouse line or increase the credit limit of the Regions line could impair the ability of the Company to increase its loan production beyond certain levels in the future.

     During Fiscal 1998, the Company received a total of $2,200,000 in a private placement of 10% convertible debt, referred to as the "Bridge Loan". The holders were issued warrants to purchase 1,100,000 shares of Common Stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments. In June 1998, the holder of $1,100,000 of the Bridge Loan exchanged its debt for shares of Series C Preferred Stock as described below. The maturity date of the outstanding Bridge Loan has been extended several times, and the balance of $1,100,000 is due on October 31, 1998. The Company is in the process of negotiating a settlement of this debt which may involve a portion of the Bridge Loan being paid out over an extended period of time and a portion being converted to preferred stock.

     In June 1998, the Company issued 21,000 shares of 11% Series C Convertible Redeemable Preferred Stock (the "Series C Preferred Stock") in exchange for the conversion of $1,000,000 of 10% Notes (described above) and $1,100,000 of the Bridge Loan (described above). Both debt issuances were held by a single investor. The Series C Preferred Stock was originally convertible into Common Stock at the rate of $0.75 per share, but was subsequently adjusted to $0.50 per share pursuant to a provision related to a decrease in the market price of the Common Stock. Additionally, the holder of the stock received a warrant to purchase 2,800,000 shares of Common Stock at an exercise price of $1.25 per share. The holder of this stock has signed an agreement with the Company not to convert any of the Series C Preferred Stock until the earlier of a) December 31, 1998, or b) shareholder approval for the issuance of stock and the associated warrant. A proposal to obtain shareholder approval will be considered at the special shareholders meeting scheduled to be held on October 15, 1998.

     During Fiscal 1998, loans receivable increased from $5,517,000 to $9,171,000. Such increase was financed primarily by an increase in the warehouse lines of credit. The Company ceased selling loans by the Interest-Only method in October 1997, and the Interest-Only Strip Receivable decreased from $7,269,000 at June 30, 1997, to $4,118,000 at June 30, 1998 from a combination of scheduled amortization and valuation adjustments. Convertible notes decreased from $10,440,000 to $2,070,000 during Fiscal 1998 primarily as a result of conversions to equity. Net worth increased from $377,000 to $2,458,000 from June 30, 1997 to June 30, 1998, although goodwill is excluded from net worth calculations by Nasdaq and state mortgage licensing agencies which monitor the Company's net worth.

     While the Company has improved its debt to equity ratio and reduced its negative cash flow, it is still possible that the Company will require additional capital for operations and probable that it will require additional capital for expansion, establishing a cash reserve, and payment of preferred stock dividends in cash. Even if the Company does not need cash to pay operating expenses, the Company will still require additional tangible net worth to maintain its Nasdaq listing. While some or all of this net worth may be obtained from the conversion of the Bridge Loan as described above, net worth derived from the conversion of the remainder of existing debt would probably not be possible, requiring the issuance of new equity securities to obtain more net worth. While the minimum amount of tangible net worth required by the various state mortgage licensing agencies is much less than the $2,000,000 required by Nasdaq, a significant negative adjustment to the value of the Interest-Only Strip Receivable as a result of an increase in the prepayment rate of the loans underlying that asset could result in a large enough reduction in net worth to jeopardize the ability of the Company to maintain a lending license in some of the states in which it currently operates. Involuntary suspension of a lending license in one state could trigger license renewal problems in other states and effectively reduce the ability of the Company to originate enough loans to remain viable. Management also considers a lending facility for loans that cannot be sold within the 90 days permitted by the warehouse lenders to be an important component in expanding its loan production and preventing unplanned uses of working capital. Finally, the payout terms on the Bridge Loan described above must be negotiated such that the projected cash flow of the Company could accommodate the payout. Cash flow and payment of debt have been listed as reasons for going concern by the independent auditors. See "Going Concern" below and Note 13 in the "Notes to the Consolidated Financial Statements" in Item 7 for more discussion on liquidity and capital resource issues as they relate to the viability of the Company.

FLUCTUATIONS IN INTEREST RATES AND OTHER FACTORS

     Although the Company's customers are generally not interest rate sensitive in determining to utilize the mortgage loan programs offered by the Company, the primary assets and liabilities of the Company are interest rate sensitive. Potential profitability is directly affected by the level of and fluctuations in interest rates and is dependent upon the Company's ability to earn a spread between the earnings on its assets and the costs associated with its liabilities. Additionally, the value and potential maturity of the Company's assets and the cost and duration of its liabilities are affected by changes in interest rates. While the Company monitors the interest rate environment, there can be no assurance that any potential profitability and/or liquidity of the Company would not be adversely affected during any period of unexpected volatility in the interest rate environment. A significant reduction in interest rates also could decrease the size of the loan servicing portfolio by increasing the level of loan prepayments.

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

GOING CONCERN

     In its report on the Company's financial statements for Fiscal 1998 and Fiscal 1997, the Company's independent auditors included an explanatory paragraph noting that the financial statements had been prepared assuming the Company would continue as a going concern. The independent auditors noted several factors that, in their opinion, formed a basis for raising substantial doubt regarding the Company's ability to continue as a going concern. The reasons for this doubt were significant recurring losses, significant negative operating cash flow, significant debt maturing within the next fiscal year, and significant accumulated deficit. The potential delisting of the Common Stock from Nasdaq was also given as another reason for including the explanatory paragraph.

  Management's Plans

     Following are Management's plans in regards to those specific issues cited by the independent auditors as a reason for including the explanatory paragraph.

     Nasdaq listing. Management recognizes that listing on the Nasdaq Small Cap Market is important to many shareholders and enhances the Company's ability to raise capital. At the same time, Management believes that failure to maintain the listing would have no direct bearing on the loan operations of the Company, nor eliminate all sources of potential capital. Management does not believe that having its Common Stock trade in the over-the-counter market constitutes a viability issue. Nevertheless, Management and the Board of Directors would like to maintain the listing, and to that end officers of the Company met with officials from Nasdaq in August 1998. In order to maintain its listing, the Company must (a) obtain approval from the shareholders for the issuance of the Series "C" Preferred Stock and anticipated issuance of a new series of preferred stock in connection with the retirement of the Bridge Loan, (b) maintain a minimum $2,000,000 tangible net worth, and (c) maintain a minimum $1 bid price on the Common Stock. A special meeting of the shareholders has been called for October 15, 1998, to obtain approval for the issuance of the two series of preferred stock and warrants and to approve a one-for-five reverse stock split. The reverse stock split is intended to cause the bid price of the Common Stock to be at least $1. The conversion of a portion of the Bridge Loan is expected to result in a tangible net worth in excess of $2,000,000. Failure of the shareholders to approve any proposal for the special meeting, or failure of the Common Stock to maintain a bid price of at least $1 after the reverse split, or failure to convert a portion of the Bridge Loan to preferred stock would almost certainly result in immediate delisting of the Common Stock from Nasdaq. Even if all actions are successful, Nasdaq retains discretionary authority to delist the Common Stock if it believes these actions will not result in continued compliance with its regulations.

     Accumulated deficit. Management cannot take any action that will directly effect the accumulated deficit except attempt to improve operations to the point where positive net income is achieved.

     Maturing debt. The Company has approximately $3,059,000 of debt maturing in Fiscal 1999. This figure is comprised primarily of four items: (a) $1,100,000 Bridge Loan maturing on October 31, 1998. Plans regarding this debt have been discussed above. Holders of this debt, although not legally bound to do so, have agreed in principle to either convert their notes to preferred stock or accept an extended payout under terms the Company projects it could accommodate. However, there can be no assurance that any of the holders of the outstanding Bridge Loan will enter into any agreement with the Company on terms not unfavorable to the Company, if at all, (b) $1,226,000 of the advance obtained on the Interest-Only Strip Receivable is due to be repaid during Fiscal 1999. It is anticipated that cash due to the Company from the interest-only strip will be used to repay this obligation. In the event that cash due to the Company from the Interest-Only Strip Receivable is less than the outstanding principal balance of the advance, the Securitizer could seek the difference from the Company, (c) $400,000 is due in Fiscal 1999 in connection with a reduction in a secured lending facility described above. It is anticipated the proceeds from the sale or payout of mortgage loans securing this facility will provide the funds to reduce this debt, (d) $250,000 is due on December 31, 1998 in connection with a modified mortgage participation agreement. It is anticipated that $250,000 of restricted cash underlying this obligation will be used to repay this debt. The remaining $83,000 of debt due in Fiscal 1999 is scheduled to be repaid from working capital.

     Negative operating cash flow. Since April 1998, the Company has realized a small positive operating cash flow. Prior to that time, the Company had never realized a positive operating cash flow. The Company has not been able to retain any amount of cash reserves to pay expenses during periods where its loan sales are significantly less than projected. And while the Company will probably not generate enough cash to pay preferred stock dividends in cash or retire significant debt obligations for some time, it has been able to maintain its operations from cash generated by its operations since April 1998. Management continues to maintain austerity measures implemented shortly after the new President was named in November 1997 to keep cash expenditures at a minimum. Hiring of additional staff has been restricted to coincide with an increase in loan production as opposed to hiring staff in anticipation of additional production. Sales personnel have been added at a measured rate to avoid a surge in payroll which is not offset by increased loan sales.

Expansion plans involving the addition of processing offices have been curtailed until sufficient cash is available to sustain the opening of a new office until it can create enough loan sales to offset its start-up costs. Two months or more of less than projected loan sales could result in negative cash flow which the Company does not have the resources to fund. A relatively small amount of unprojected cash requirements as described in "Liquidity and Capital Resources" could also create negative cash flow which the Company cannot fund. However, the Company could continue to increase its cash flow with increased loan sales.

     Operating losses. Many of the austerity measures implemented by Management to address cash flow have also positively impacted operating losses. The closure of three processing offices in less productive regions and reduction in corporate office staff have significantly reduced the minimum amount of expenses necessary to maintain operations. However, several items pertaining to the previous business strategy continue to keep the minimum amount of revenue necessary to offset all expenses at a higher level than would otherwise be required if these items did not exist. Specifically, the amortization of the Interest-Only Strip Receivable exceeds the actual income being received from this asset, creating a negative revenue amount. The Company still incurs some rent expense in excess of the minimum amount necessary to maintain its operations. While Management believes that some of this excess physical space could be addressed in Fiscal 1999, the "negative revenue" will probably continue to be an issue during all of Fiscal 1999. Only continued increases in loan production and sales will allow the Company to offset all expenses and "negative revenue" to the point where net income could be recorded. While Management has projected that net income can be achieved in Fiscal 1999, this projection is based on the assumption that loan production can be increased approximately 25% from current levels without a significant increase in overhead expenses. There can be no assurance that this increase can be obtained, or even if it is obtained, that gain on sale margins will not diminish to the point where the estimated increase in loan volume would be insufficient to generate enough revenue from loan sales to accomplish the targeted increase in revenues.

     In summary, Management has taken definitive actions where possible to address both the specific concerns cited by the independent auditors in their report as well as various other business issues. If all the actions taken prove successful, the Company would likely continue operations in Fiscal 1999, and possibly obtain profitability. However, if one or more of the initiatives taken by Management should fail, or if market conditions (particularly a deterioration of the margin on the gain on sale of loans) become worse, the Company could be forced to curtail its lending activities until an alternative action, if any, could be implemented.

ITEM 7.  FINANCIAL STATEMENTS

     The following consolidated financial statements of Credit Depot Corporation are included in Item 7 (See page F-1):

          Report of Independent Auditors

          Consolidated Balance Sheets -- June 30, 1998 and 1997.

          Consolidated Statements of Operations -- Years ended June 30, 1998, 1997 and 1996.

          Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1998, 1997, 1996, and 1995.

          Consolidated Statements of Cash Flows -- Years ended June 30, 1998, 1997 and 1996.

          Notes to Consolidated Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required under this item will be set forth in the Company's proxy statement to be filed with the SEC on or before October 28, 1998 and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information required under this item will be set forth in the Company's proxy statement to be filed with the SEC on or before October 28, 1998 and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required under this item will be set forth in the Company's proxy statement to be filed with the SEC on or before October 28, 1998 and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required under this item will be set forth in the Company's proxy statement to be filed with the SEC on or before October 28, 1998 and is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) 1. Financial Statements. An index to the Consolidated Financial Statements appears on page F1.

     2. Schedules. All financial statement schedules are omitted because they are not applicable, not required under the instructions or all the information is set forth in the financial statements or notes thereto.

     3. Exhibits.

  3.1     --  Certificate of Incorporation of the Registrant, as
              amended(1)
  3.2     --  Certificate of Merger of Equithrift, Inc., a Georgia
              corporation, with and into the Registrant(1)
  3.3     --  By-Laws of the Registrant(1)
  3.4     --  Certificate of Designation of Series A Convertible Preferred
              Stock(8)
  3.5     --  Certificate of Amendment of the Certificate of
              Incorporation(9)
  3.6     --  Certificate of Designation for Series B Convertible
              Preferred Stock(10)
  3.7     --  Certificate of Designation for Series C Convertible
              Preferred Stock(11)
  4.1     --  1993 Stock Option Plan(4)
  4.2     --  1993 Stock Option Plan, as amended(5)
  4.3     --  1993 Stock Option Plan, as amended(6)
  4.4     --  Registration Rights Agreement between the Company and The
              Robinson-Humphrey Company, Inc., dated as of July 27,
              1994(2)
  4.5     --  Redeemable Warrant to Purchase Common Stock issued to
              Robinson-Humphrey dated January 25, 1995(7)
  4.6     --  Form of Warrant issued to purchasers of Convertible Mortgage
              Participations(7)
  4.7     --  Specimen Common Stock certificate(1)
  4.8     --  Form of Warrant issued to placement agent in connection with
              Series A Preferred Stock offering(8)
  4.9     --  Loan Agreement for 10% Convertible Secured Notes due 2001(8)

  4.10    --  Form of Warrant issued to placement agent in connection with
              10% Convertible Notes Offering(8)
  4.11    --  Form of Warrant issued to purchasers of Series B Preferred
              Stock(10)
  4.12    --  Form of Warrant issued to Placement Agent in connection with
              Series B Preferred Stock Offering(10)
  4.13    --  Form of Purchase Agreement between the Registrant and
              certain lenders, and accompanying exhibits(11)
  4.14    --  Form of Warrant issued to certain lenders(11)
  4.15    --  Form of Warrant issued to certain members of the Board of
              Directors.
  4.16    --  Warrant issued to Heiko Thieme dated January 31, 1998.
  4.17    --  Warrant issued to The Global Opportunity Fund dated June 12,
              1998.
 10.1     --  Lease Agreement between the Registrant and Lessor for the
              Registrant's corporate office space(3)
 10.2     --  Amendment to Lease Agreement between the Registrant and
              Lessor(7)
 10.3     --  Purchase and Sale Agreement between the Registrant and
              Access Financial Lending Corp.(8)
 10.4     --  Warehouse Lending Agreement and Promissory Note between the
              Registrant and NewSouth Equities and associated parties(8)
 10.5     --  Addendum to Warehouse Lending Agreement between the
              Registrant and NewSouth Equities and associated parties(8)
 10.6     --  Forward Commitment and Offset Agreement between the
              Registrant and Access Financial Lending Corporation(9)
 10.7     --  Acquisition Agreement between the Registrant and Cash Back
              Mortgage Corporation(11)
 10.8     --  Participation Agreement between the Registrant and Pinnacle
              Mortgage Acceptance Corporation
 10.9     --  Whole Sale Loan Agreement between the Registrant and First
              Bankshares Mortgage and Investments, Inc.
 10.10    --  Amended and Restated Promissory Note between the Registrant and NewSouth Special Equities and associated parties.
 10.11    --  Participation Agreement between the Registrant and Sterling
              Bank and Trust, FSB.
 21.1     --  List of Subsidiaries
 23.1     --  Consent of Independent Auditors
 27.0     --  Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K.

     The Company filed 2 reports on Form 8-K during the three month period ended June 30, 1998. The first report, filed on April 1, 1998, for an event date of February 9, 1998, provided information regarding the two lawsuits described in
Item 6 herein, information about the new warehouse line, information about the modification of a mortgage participation, and information about the effect of a negative adjustment to the valuation of the Interest-Only Strip Receivable. The second report, filed on June 11, 1998, for an event date of May 22, 1998, provided information regarding the status of the Company's Nasdaq listing and pending lawsuits and details regarding the issuance of the Series C Preferred Stock. A pro forma balance sheet and income statement were included with this report to show the effect of the issuance of the Series C Preferred Stock on these statements as if the preferred stock had been issued on March 31, 1998.
---------------

 (1) These exhibits were filed as exhibits to the Company's Registration Statement on Form S-1 (File No. 33-37416) and are incorporated herein.
 (2) These exhibits were filed as exhibits to the Company's report on Form 8-K, filed with respect to a reported event dated July 27, 1994 and are incorporated herein.

 (3) These exhibits were filed as exhibits to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1993 and are incorporated herein.
 (4) This exhibit was filed as an exhibit to the Company's proxy statement dated February 22, 1993, filed on February 23, 1993, and is incorporated herein by reference.
 (5) This exhibit was filed as an exhibit to the Company's proxy statement dated December 7, 1993 filed and is incorporated herein by reference.
 (6) This exhibit was filed as an exhibit to the Company's proxy statement dated March 21, 1995 and is incorporated herein by reference.
 (7) This agreement was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1995, and is incorporated herein by reference.
 (8) This exhibit was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1996, and is incorporated herein by reference.
 (9) This exhibit was filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended December 31, 1996 and is incorporated herein by reference.
(10) This exhibit was filed as an exhibit to the Company's report on Form 10-Q for the quarterly period ended March 31, 1997 and is incorporated herein by reference.
(11) This exhibit was filed as an exhibit to the Company's report on Form 10-KSB for the fiscal year ended June 30, 1997, and is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CREDIT DEPOT CORPORATION

                                          By:      /s/ RALPH J. DEBEE
                                            ------------------------------------
                                                       Ralph J. DeBee
                                                         President

October 12, 1998

     In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ RALPH J. DEBEE                    President                       October 12, 1998
-----------------------------------------------------
                   Ralph J. DeBee

                 /s/ HEIKO H. THIEME                   Chairman of the Board           October 12, 1998
-----------------------------------------------------
                   Heiko H. Thieme

               /s/ CHARLES D. FARRAHAR                 Chief Financial Officer         October 12, 1998
-----------------------------------------------------
                 Charles D. Farrahar

               /s/ JOHN C. THOMAS, JR.                 Director                        October 12, 1998
-----------------------------------------------------
                 John C. Thomas, Jr.

                 /s/ MARVIN V. BOLT                    Director                        October 12, 1998
-----------------------------------------------------
                   Marvin V. Bolt

                /s/ JOHN R. MARSHALL                   Director                        October 12, 1998
-----------------------------------------------------
                  John R. Marshall

                  /s/ CARLOS MUNOZ                     Director                        October 12, 1998
-----------------------------------------------------
                    Carlos Munoz

                            CREDIT DEPOT CORPORATION

                       CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 1998, 1997 AND 1996

                                    CONTENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Consolidated Balance Sheets.................................  F-3
Consolidated Statements of Operations.......................  F-4
Consolidated Statements of Stockholders' Equity.............  F-5
Consolidated Statements of Cash Flows.......................  F-6
Notes to Consolidated Financial Statements..................  F-7

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
Credit Depot Corporation

     We have audited the accompanying consolidated balance sheets of Credit Depot Corporation and subsidiaries (the "Company") as of June 30, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Credit Depot Corporation and subsidiaries at June 30, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 13, the Company has incurred significant recurring operating losses and significant operating cash flow deficiencies, has significant amounts of debt maturing within the next fiscal year, and has a significant accumulated deficit. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 13. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          /s/ ERNST & YOUNG LLP

Atlanta, Georgia
September 30, 1998

                            CREDIT DEPOT CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
                                        ASSETS
Loans receivable:
  Consumer, collateralized by real estate...................  $ 9,171,205   $ 5,517,002
  Allowance for credit losses...............................     (267,252)     (260,484)
                                                              -----------   -----------
Net loans receivable........................................    8,903,953     5,256,518
Cash........................................................      304,002     1,332,934
Cash subject to withdrawal restrictions.....................      498,668       203,318
Property and equipment......................................      281,046       524,695
Real estate held for sale...................................       76,101        89,021
Other assets:
  Receivable due from related parties, net..................       15,848        17,398
  Prepaid expenses and other assets.........................      415,171       269,750
  Servicing asset...........................................       22,290        77,007
  Interest-only strips receivable...........................    4,118,284     7,268,930
  Accrued interest receivable...............................       83,348        35,503
  Deferred financing costs..................................      131,131     1,338,822
  Goodwill..................................................      607,000       910,825
                                                              -----------   -----------
          Total assets......................................  $15,456,842   $17,324,721
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible notes...........................................  $ 2,070,000   $10,440,000
Warehouse lines-of-credit...................................    8,148,924     3,356,386
Advance on interest-only strips receivable..................    1,619,553     2,100,651
Other borrowings............................................      450,154       500,000
Accounts payable............................................      310,380       291,235
Accrued liabilities.........................................      341,225        85,340
Dividends payable...........................................       58,227       174,271
                                                              -----------   -----------
          Total liabilities.................................   12,998,463    16,947,883
Stockholders' equity:
  Series "A" Preferred stock, $.001 par value; 1,080,000
     shares authorized, 315,000 shares issued at June 30,
     1997...................................................           --           315
  Series "B" Preferred Stock, $.001 par value; 60,000 shares authorized, 17,875 and 16,740 shares issued at June 30,
     1998 and 1997..........................................           18            17
  Series "C" Preferred Stock, $.001 par value; 34,000 shares
     authorized, 21,000 shares issued at June 30, 1998......           21            --
  Common stock, $.001 par value; 35,000,000 shares
     authorized, 5,748,555 and 4,072,761 shares issued and
     outstanding at June 30, 1998 and 1997..................        5,749         4,073
  Additional paid-in capital................................   31,775,980    16,435,808
  Accumulated deficit.......................................  (29,323,389)  (16,063,375)
                                                              -----------   -----------
          Total stockholders' equity........................    2,458,379       376,838
                                                              -----------   -----------
          Total liabilities and stockholders' equity........  $15,456,842   $17,324,721
                                                              ===========   ===========

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED JUNE 30,
                                                         ----------------------------------------
                                                             1998          1997          1996
                                                         ------------   -----------   -----------
Revenues:
  Finance income and fees earned.......................  $    152,544   $   756,847   $   640,390
  Gain on sale of receivables..........................     4,402,393     5,141,695     1,578,088
  Other................................................       167,222        19,918        60,421
                                                         ------------   -----------   -----------
                                                            4,722,159     5,918,460     2,278,899
Expenses:
  Salaries and employee benefits.......................     4,797,177     4,194,149     2,733,814
  Legal and professional fees..........................       675,366       525,333       288,012
  Other operating expenses.............................     2,837,707     2,893,121     1,980,443
  Provision for credit losses..........................       300,625       225,231       185,000
  Debt conversion costs................................     5,576,000            --            --
  Goodwill amortization................................       303,825            --            --
  Interest expense and amortization of financing
     costs.............................................     3,112,958     1,443,625     1,206,450
                                                         ------------   -----------   -----------
                                                           17,603,658     9,281,459     6,393,719
                                                         ------------   -----------   -----------
Loss before provision for income taxes.................   (12,881,499)   (3,362,999)   (4,114,820)
Provision for income taxes.............................            --            --            --
Net loss...............................................  $(12,881,499)  $(3,362,999)  $(4,114,820)
                                                         ------------   -----------   -----------
Induced conversion of preferred stock..................     3,584,700            --            --
Preferred dividends....................................       378,515       601,772       415,677
                                                         ------------   -----------   -----------
Net loss attributable to common stockholders...........  $(16,844,714)  $(3,964,771)  $(4,530,497)
                                                         ============   ===========   ===========
Basic and diluted loss per share.......................  $      (3.74)  $     (5.36)  $     (6.70)
                                                         ============   ===========   ===========
Weighted average shares outstanding....................     4,506,605       740,314       675,752
                                                         ============   ===========   ===========

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                PREFERRED STOCK                                  ADDITIONAL
                             -----------------------------------------------------   ----------------------------------
                                SERIES "A"         SERIES "B"        SERIES "C"          COMMON STOCK
                             -----------------   ---------------   ---------------   --------------------     PAID-IN
                              SHARES    AMOUNT   SHARES   AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT      CAPITAL
                             --------   ------   ------   ------   ------   ------   ----------   -------   -----------
Balance at June 30, 1995...        --   $  --        --    $--         --    $--      3,378,761   $ 3,379   $ 7,788,382
 Issuance of preferred
   stock...................   320,000     320        --     --         --     --             --        --     5,453,849
 Dividends declared on
   preferred stock.........        --      --        --     --         --     --             --        --            --
 Net loss..................        --      --        --     --         --     --             --        --            --
                             --------   -----    ------    ---     ------    ---     ----------   -------   -----------
Balance at June 30, 1996...   320,000     320        --     --         --     --      3,378,761     3,379    13,242,231
 Issuance of preferred
   stock...................        --      --    16,740     17         --     --             --        --     1,412,266
 Dividends declared on
   preferred stock.........        --      --        --     --         --     --             --        --            --
 Conversion of preferred
   stock...................    (5,000)     (5)       --     --         --     --         40,000        40           (35)
 Conversion of convertible
   loan participation......        --      --        --     --         --     --        160,000       160       399,840
 Conversion of convertible
   debt....................        --      --        --     --         --     --        344,000       344       838,656
 Issuance of common stock..        --      --        --     --         --     --        150,000       150       542,850
 Net loss..................        --      --        --     --         --     --             --        --            --
                             --------   -----    ------    ---     ------    ---     ----------   -------   -----------
Balance at June 30, 1997...   315,000     315    16,740     17         --     --      4,072,761     4,073    16,435,808
 Interest on convertible
   debt paid in common
   stock...................        --      --        --     --         --     --         88,607        89       221,411
 Dividends declared on
   preferred stock (in
   kind)...................        --      --     1,135      1         --     --             --        --       172,915
 Conversion of preferred
   stock...................  (315,000)   (315)       --     --         --     --      1,938,459     1,938        (1,623)
 Reverse stock split.......        --      --        --     --         --     --     (3,258,209)   (3,258)        3,258
 Conversions of convertible
   debt....................        --      --        --     --     21,000     21      2,788,000     2,788    14,595,186
 Issuance of common stock..        --      --        --     --         --     --         20,000        20        27,480
 Dividends on preferred
   stock paid in common
   stock...................        --      --        --     --         --     --         98,937        99       321,545
 Net loss..................        --      --        --     --         --     --             --        --            --
                             --------   -----    ------    ---     ------    ---     ----------   -------   -----------
Balance at June 30, 1998...        --   $  --    17,875    $18     21,000    $21      5,748,555   $ 5,749   $31,775,980
                             ========   =====    ======    ===     ======    ===     ==========   =======   ===========

                              ADDITIONAL
                             ------------

                             ACCUMULATED
                               DEFICIT
                             ------------
Balance at June 30, 1995...  $ (7,568,107)
 Issuance of preferred
   stock...................            --
 Dividends declared on
   preferred stock.........      (415,677)
 Net loss..................    (4,114,820)
                             ------------
Balance at June 30, 1996...   (12,098,604)
 Issuance of preferred
   stock...................            --
 Dividends declared on
   preferred stock.........      (601,772)
 Conversion of preferred
   stock...................            --
 Conversion of convertible
   loan participation......            --
 Conversion of convertible
   debt....................            --
 Issuance of common stock..            --
 Net loss..................    (3,362,999)
                             ------------
Balance at June 30, 1997...   (16,063,375)
 Interest on convertible
   debt paid in common
   stock...................            --
 Dividends declared on
   preferred stock (in
   kind)...................      (198,621)
 Conversion of preferred
   stock...................            --
 Reverse stock split.......            --
 Conversions of convertible
   debt....................            --
 Issuance of common stock..            --
 Dividends on preferred
   stock paid in common
   stock...................      (179,894)
 Net loss..................   (12,881,499)
                             ------------
Balance at June 30, 1998...  $(29,323,389)
                             ============

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JUNE 30,
                                                      -------------------------------------------
                                                          1998            1997           1996
                                                      -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss............................................  $ (12,881,499)  $ (3,362,999)  $ (4,114,820)
Adjustments to reconcile net loss to cash used in
  operating activities:
  Provision for credit losses.......................        300,625        225,231        185,000
  Depreciation and amortization.....................      1,915,647        393,983        672,673
  Debt conversion costs.............................      5,576,000             --             --
  Changes in operating assets and liabilities:
  Cash subject to withdrawal restrictions...........       (295,350)      (177,431)       (25,887)
  Due from related parties..........................          1,550        204,811        (22,515)
  Prepaid expenses and other........................       (145,421)        95,148         12,558
  Deferred financing costs..........................       (219,425)      (600,964)       191,004
  Loans originated..................................    (95,921,421)   (79,322,866)   (37,035,070)
  Loans repurchased.................................     (1,855,639)    (3,115,846)    (1,061,976)
  Deferred fee income...............................             --             --         (8,672)
  Servicing asset...................................         54,717        116,031        218,864
  Interest-only strips receivable...................      3,150,646     (5,951,855)    (1,317,075)
  Proceeds from loans sold servicing released.......     93,132,476     82,263,716     32,827,220
  Principal collections on loans not sold...........      1,194,190      1,401,890      1,801,102
  Accounts payable and accrued liabilities..........        275,030       (530,725)       (25,571)
                                                      -------------   ------------   ------------
  Net cash used in operating activities.............     (5,717,874)    (8,361,876)    (7,703,165)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment..................        (26,578)      (177,538)       (94,933)
Disposal of property and equipment..................         43,516             --         37,599
Purchase of assets and liabilities, net of cash
  received..........................................             --        (25,905)            --
                                                      -------------   ------------   ------------
Net cash provided by (used in) investing
  activities........................................         16,938       (203,443)       (57,334)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from preferred stock issuance..........             --      1,412,283      2,954,169
Cash dividends on preferred stock...................             --       (427,500)      (415,677)
Proceeds from warehouse lines of credit.............    107,869,457      3,356,386             --
Payment on warehouse lines of credit................   (103,076,919)            --             --
Proceeds from issuance of convertible notes.........      2,200,000      2,800,000      7,570,000
Payment on issuance of convertible notes............     (1,500,000)            --     (5,550,000)
Proceeds from other borrowings......................        729,989      2,100,651      3,250,000
Payment on other borrowings.........................     (1,550,523)    (1,025,000)      (125,000)
                                                      -------------   ------------   ------------
Net cash provided by financing activities...........      4,672,004      8,216,820      7,683,492
                                                      -------------   ------------   ------------
Net decrease in cash................................     (1,028,932)      (348,499)       (77,007)
Cash at beginning of period.........................      1,332,934      1,681,433      1,758,440
                                                      -------------   ------------   ------------
Cash at end of period...............................  $     304,002   $  1,332,934   $  1,681,433
                                                      =============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for interest............  $   1,497,652   $  1,194,232   $    654,877
                                                      =============   ============   ============
  Conversion of loans receivable to real estate held
     for sale.......................................  $     650,758   $    645,202   $    491,667
                                                      =============   ============   ============

                            See accompanying notes.

                            CREDIT DEPOT CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998

1. BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

     Credit Depot Corporation ("CDC" or the "Company") was organized in August 1990 under the name of NBL Corporation. Concurrent with its formation, NBL was merged with the business of Equithrift, Inc. (the "Predecessor Company") and its name changed to Credit Depot Corporation. Since 1993, the Company has expanded operations into various states through the creation of wholly owned subsidiaries. At June 30, 1998, the Company has lending operations in the states of Georgia, South Carolina, North Carolina, Tennessee, Florida, Ohio, Illinois, Michigan, Mississippi, Louisiana, Maryland and Kentucky. Reference herein to the "Company" includes CDC and its wholly owned subsidiaries. The Company is regulated in several of these states.

     CDC is a mortgage finance company which provides residential first and second mortgage loans through its branch network. The Company's borrowers are generally unable or unwilling to obtain financing from conventional lending sources due to an established pattern of credit weakness, unverifiable income, insufficient credit history, or a previous bankruptcy or insolvency. The Company is subject to competition from other financial institutions.

     On April 1, 1997, the Company acquired Cash Back Mortgage Corporation ("Cash Back") through a newly-organized wholly owned subsidiary of the Company, Cash Back Acquisition Corporation. Cash Back is a mortgage finance company which provides residential first and second mortgage loans generally to individuals in Ohio. The Company acquired substantially all of the assets and liabilities of Cash Back in exchange for 150,000 shares of common stock in the Company at the date of acquisition. An additional 600,000 shares of common stock in the Company are currently held in escrow for future distribution in accordance with the purchase agreement to the shareholders of Cash Back. Additional consideration is based solely on the achievement of various performance targets by Cash Back. The acquisition of Cash Back was accounted for as a purchase. The results of operations of Cash Back are included in the consolidated financial statements from the date of acquisition for the fiscal year ended June 30, 1997. In conjunction with this transaction, goodwill of $910,825 was recorded. This amount is being amortized on a straight-line basis over 15 years. Goodwill is measured periodically for impairment and any impairment is recognized as a charge to current period earnings. During the year ended June 30, 1998, the Company reduced the carrying value of the goodwill by $227,925 based on management's estimate of impairment.

     During fiscal year 1997 and part of fiscal year 1998, the Company sold the majority of its loan production to a major loan securitizer for inclusion in asset securitizations. All loan production for the remainder of fiscal 1998 was sold as whole loan sales, with servicing released to third parties, for a cash premium at the time of sale.

     The consolidated financial statements have been prepared in accordance with generally accepted accounting principles. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Material estimates that are particularly susceptible to significant change in the near future relate to the determination of the allowance for credit losses, evaluation of goodwill impairment, and valuation of the interest-only strips receivable. In connection with the determination of the allowance for credit losses, management considers independent appraisals previously obtained for all properties. Goodwill impairment is calculated based on consideration of the ongoing contribution of the acquired company to the consolidated results. Prepayment experience, both Company and industry, is used as the basis for estimating future prepayment rates in valuing the interest-only strips receivable. Additionally, the ultimate collectibility of the Company's loans receivable is susceptible to changes in market conditions.

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

     Gain on sale of receivables sold into asset securitizations principally represents the present value of the differential between the interest rates charged by the Company and the interest rates passed on to the purchaser of the receivables, after considering the effects of estimated prepayments and in the case of loans sold with servicing retained, contractually specified servicing fees. Gains on the sale of loans receivable are recorded on the settlement date generally using the specific identification method. Gains on the sale of a portion of a loan are based on the relative fair market value of the loan portion sold as compared to that portion retained.

     Gains on sales of receivables to third parties for a cash premium represent the difference between the amount paid by the third party and the principal balance of the loan, net of any related deferred costs, at the time of sale.

     Finance income includes servicing fees and interest income on loans retained by the Company. The servicing asset is carried at the lower of amortized cost or fair value. Interest-only strips receivable are carried at fair value.

     The fair value of the interest-only strip receivable is analyzed quarterly by the Company on a disaggregated basis to determine whether prepayment and default experience has an impact on this fair value. Expected cash flows of the underlying loans sold are reviewed based upon current economic conditions and are revised as necessary using the original discount rate used in calculating the gain on sale. The interest-only strip receivable is classified as a trading security. Accordingly, unrealized gains and losses are recorded in income.

LOAN RECEIVABLES

     All loans receivable are considered to be held for sale and are carried at the lower of aggregate cost or market values. Market value is determined by outstanding commitments from investors or current investor yield requirements. There was no allowance for market losses on loans receivable held for sale at June 30, 1998 and 1997.

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

                            CREDIT DEPOT CORPORATION

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated usefu1 lives of furniture and equipment (five years) or the term of the related lease.

INCOME TAXES

     The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

LOSS PER COMMON SHARE

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. In computing diluted earnings per share, only potential common shares that are dilutive, those that reduce earnings per share, are included. The exercise of options and warrants or conversion of convertible securities is not assumed if the result would be antidilutive, such as when a loss from continuing operations is reported or if options are "out-of-the-money." All loss per share amounts for all periods presented have been restated to conform to the requirements of SFAS 128.

RECLASSIFICATIONS

     Certain reclassifications of prior years amounts have been made to conform to the current year presentation.

STOCK OPTIONS

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

SECTION 401(K) RETIREMENT SAVINGS PLAN

     The Company sponsors a Section 401(k) retirement savings plan. Substantially all employees are eligible to participate in the plan after meeting certain length of service conditions. The Company does not make any contributions to the plan. The Company uses a third party servicer/trustee for the plan.

                            CREDIT DEPOT CORPORATION

RECENT ACCOUNTING PRONOUNCEMENTS

     Beginning January 1, 1998, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income," which is effective for annual and interim periods beginning after December 15, 1997. SFAS 130 requires that all items that are required to be recognized under accounting standards as comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 had no impact on the Company's consolidated financial statements.

     Beginning January 1, 1998, the Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which is effective for annual and interim periods beginning after December 15, 1997. This statement establishes standards for the method that public entities use to report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of SFAS No. 131 had no impact on the Company's consolidated financial statements.

3. COMMON STOCK TRANSACTIONS

     At a special meeting of the shareholders of the Company held on October 24, 1997, a majority of the holders of the Company's common stock approved a reverse stock split in which each five shares of issued and outstanding common stock of the Company was reclassified and changed into one share of common stock. The reverse stock split was effected on October 29, 1997. All loss per share data has been restated to reflect this reverse split as if it occurred on the earliest date presented in the financial statements.

     In November 1997, 20,000 shares of common stock were issued to two individuals as compensation for consulting services performed for the Company.

     In conjunction with obtaining a $6,000,000 warehouse line of credit, the Company granted warrants to purchase 200,000 shares of common stock exercisable through May 31, 2003 at $9.00 per share ($45 per share for the purchase of 40,000 shares, split adjusted) to certain intermediaries. The underlying shares are no longer registered. This warehouse line of credit matured on June 16, 1995 and was not renewed.

     In conjunction with obtaining a $3,000,000 financing arrangement, as discussed in Note 8, the Company granted warrants to purchase 201,389 shares of common stock exercisable through August 12, 2000 at $2.50 per share ($12.50 per share for the purchase of 40,278 shares, split adjusted) to a placement agent. In connection with this agreement, warrants to purchase 27,779 shares of common stock at $2.50 per share ($12.50 per share for the purchase of 5,556 shares, split adjusted) were issued to the lender which are exercisable at the option of the lender at any time on or prior to June 16, 1999.

     In conjunction with obtaining a $500,000 financing arrangement, as discussed in Note 8, the Company granted warrants to purchase 100,000 shares of common stock at $2.50 per share ($12.50 per share for the purchase of 20,000 shares, split adjusted) to the lender, exercisable at the option of the lender at any time on or prior to February 22, 2000.

     In conjunction with obtaining $5,550,000 in convertible notes, as discussed in Note 8, the Company granted warrants to purchase 92,500 shares of common stock exercisable through January 25, 2000 at $7.25 per share ($36.25 per share for the purchase of 18,500 shares, split adjusted) to an investment banker. The underlying shares are no longer registered.

     In conjunction with obtaining a $2,300,000 warehouse lending agreement, as discussed in Note 8, the Company granted warrants to purchase 920,000 shares of common stock exercisable through June 30, 2001 at

                            CREDIT DEPOT CORPORATION

$2.50 per share ($12.50 per share for the purchase of 184,000 shares, split adjusted) to the lender, subject to certain anti-dilution adjustments. The underlying shares are no longer registered.

     In conjunction with obtaining a financing agreement with a lender, the Company granted warrants to purchase 300,000 shares of common stock at a price of $5.25 per share ($26.25 per share for the purchase of 60,000 shares, split adjusted) to the lender, exercisable at the option of the lender at any time on or prior to November 8, 2000. The underlying shares are no longer registered. The Company repaid and terminated this financing agreement in March 1996.

     In conjunction with obtaining $6,400,000 in Series "A" Convertible Preferred Stock as discussed in Note 8, the Company granted warrants to the stock purchasers for the purchase of 800,000 shares of the Company's common stock at an exercise price of $4 per share expiring on October 10, 1999. Also, the placement agent was granted warrants to purchase 146,250 shares of the Company's common stock under terms similar to those received by the purchasers of the Series "A" Convertible Preferred Stock. In April 1996, by agreement with the placement agent, the exercise price on the warrants issued to both the placement agent and the Preferred Stock holders was adjusted to $2.50. In October 1997, as a result of the 5-to-1 reverse common stock split and conversion offer accepted by all holders of the Series "A" Preferred Stock, the exercise price of the warrants issued to the Preferred Stock holders was adjusted to $4.50 and the number of shares of the Company's common stock that they could purchase was adjusted to 160,000. For the aforementioned reasons, the exercise price of the warrants issued to the placement agent was adjusted to $2.50 per share and the number of shares of the Company's common stock that they could purchase was adjusted to 29,250.

     In conjunction with obtaining $9,000,000 in 10% convertible secured notes, as discussed in Note 8, the Company granted warrants to the placement agent to purchase 540,000 shares of common stock exercisable through August 12, 2000, at a price of $2.50 per share, subject to certain anti-dilution adjustments. Subsequently, the number of shares changed to 108,000 as a result of the 5-to-1 reverse common stock split, and the price changed to $2.50 as a result of certain anti-dilution adjustments related to the placement of additional convertible securities. See Note 11.

     Purchasers of the 11% Series "B" Convertible Redeemable Preferred Stock, as discussed in Note 8, received warrants to purchase 669,600 shares of the Company's common stock exercisable at $2.50 per share, subject to certain adjustments, exercisable at the option of the Series "B" Preferred Stockholders at any time on or prior to April 12, 2000. Subsequently, the number of shares changed to 133,920 as a result of the 5-to-1 reverse common stock split and the price changed to $1.80 as a result of certain anti-dilution adjustments related to the placement of additional convertible securities and delays in registering the underlying common stock of the Series "B" Convertible Redeemable Preferred Stock issuance.

     In conjunction with obtaining $1,674,000 in Series "B" Convertible Redeemable Preferred Stock, as discussed in Note 8, the Company granted warrants to the placement agent to purchase 69,600 shares of common stock exercisable through April 21, 2002 at a price of $2.50 per share, subject to certain anti-dilution adjustments. Subsequently, the number of shares changed to 13,920 as a result of the 5-to-1 reverse common stock split, and the price changed to $2.50 as a result of certain anti-dilution adjustments related to the placement of additional convertible securities.

     In conjunction with obtaining two warehouse lines-of-credit totaling $550,000, as discussed in Note 7, the Company granted warrants to purchase 18,000 shares of common stock exercisable through March 25, 1999 at $3.25 per share ($16.25 per share for the purchase of 3,600 shares, split adjusted) to an agent. In addition, the Company issued warrants to purchase 15,000 shares of common stock at $3.25 per share ($16.25 per share for the purchase of 3,000 shares, split adjusted) exercisable at the option of the lenders at any time on or prior to March 25, 1999.

                            CREDIT DEPOT CORPORATION

     As additional nominal consideration for services in connection with investor relations, the Company granted warrants to purchase 150,000 shares of common stock exercisable through November 1, 2001 at $2.50 per share ($12.50 per share for the purchase of 30,000 shares, split adjusted). The underling shares are no longer registered.

     As additional nominal consideration for consulting services, the Company granted warrants to purchase 35,000 shares of common stock exercisable through January 15, 2001 at $4.00 per share ($20.00 per share for the purchase of 7,000 shares, split adjusted). The underlying shares are no longer registered.

     During fiscal 1998, warrants to purchase 1,100,000 shares of the Company's common stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments, were granted to investors in the Bridge Loan as discussed in Note 8. See Note 11.

     In June 1998, the holder of 21,000 shares of Series "C" Convertible Redeemable Preferred Stock was granted a warrant for the purchase of 2,800,000 shares of common stock at a current exercise price of $1.25, expiring June 12, 2003. See Note 8.

     The new Chairman of the Board, elected in December 1997, was granted warrants for the purchase of 333,334 shares of the Company's common stock at an exercise price of $1.24 per share. These warrants expire on January 31, 2008.

     With the exception of one Director, all Directors on the Board at November 16, 1997 had all of their stock options canceled. In return, warrants to purchase a total of 144,000 shares of the Company's common stock were issued with an exercise price of $1.24 per share expiring on December 31, 2000. See
Note 12.

     Warrants at June 30, 1998 were outstanding for 5,234,358 shares of the Company's common stock, with exercise prices ranging from $1.24 to $45.00 and expiration dates extending to May 31, 2003.

     Convertible preferred stock and convertible debt at June 30, 1998 could potentially convert into 5,828,682 shares of the Company's common stock with exercise prices ranging from $.50 to $12.50. See Note 14.

     Unless full cumulative dividends on the Company's outstanding Preferred Stock have been declared and paid (or declared and cash set aside for subsequent payment), no dividends can be declared or paid on the Company's common stock.

4. LOANS RECEIVABLE

     Prior to June 30, 1994, sales of loans were generally made with the provision that the Company would repurchase at the request of the investor any loan that becomes past due by over 90 days or in accordance with those circumstances which may occur from time to time as outlined in the respective sale agreements. Investors may not request or demand repurchase without cause as defined in the respective sale agreement. The balance subject to repurchase under these agreements included in the Company's servicing portfolio is approximately $425,000 at June 30, 1998.

     Loans sold during 1996 and 1997 to a major loan securitizer are subject to limited recourse provisions. At June 30, 1997, the aggregate balance of loans originated by the Company subject to limited repurchase provisions was approximately $82,483,000, of which none was past due over 90 days and subject to repurchase at the option of the investor. These recourse provisions expired 150 days after the last loan sale. At June 30, l998, the repurchase provisions had expired. These loans were sold servicing released with an interest-only strip retained on the loans.

     At June 30, 1998 the Company's servicing portfolio totaled approximately $7,545,000 including approximately $7,113,000 of Company-owned loans receivable.

                            CREDIT DEPOT CORPORATION

     It is the Company's experience that a substantial portion of the Company's loan portfolio generally is sold, repaid or foreclosed upon before contractual maturity dates. Additionally, the Company may extend the maturity of a loan receivable for past-due payments.

     At June 30, 1998, there were loans receivable with an aggregate principal balance of approximately $80,000 for which the accrual of interest had been suspended. Borrowers with loans totaling approximately $458,000 were paying under a court-approved bankruptcy plan at June 30, 1998. Of this amount, borrowers representing $27,000 aggregate principal balance were delinquent per the terms of the bankruptcy plan.

     Changes in the allowance for credit losses were as follows:

Balance as of June 30, 1996.................................  $ 250,260
  Provision for credit losses...............................    225,231
  Charge-offs...............................................   (235,657)
  Recoveries................................................     20,650
                                                              ---------
Balance as of June 30, 1997.................................    260,484
  Provision for credit losses...............................    300,625
  Charge-offs...............................................   (335,932)
  Recoveries................................................     42,075
                                                              ---------
Balance as of June 30, 1998.................................  $ 267,252
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

5. SERVICING ASSET AND INTEREST-ONLY STRIPS RECEIVABLE

     The servicing asset represents the unamortized balance of previously recognized servicing rights and excess servicing receivables. This amount is amortized over the estimated lives of the underlying receivables sold. The carrying value of the servicing asset at June 30, 1998 and 1997 approximates fair value.

     The activity in the servicing asset is summarized as follows:

                                                             YEAR ENDED JUNE 30,
                                                       --------------------------------
                                                         1998        1997       1996
                                                       ---------   --------   ---------
Balance, beginning of year...........................  $ 191,038   $ 77,007   $ 411,902
Unscheduled amortization.............................    (19,446)   (81,421)   (118,765)
Scheduled amortization...............................    (35,271)   (34,610)   (100,099)
                                                       ---------   --------   ---------
Balance, end of year.................................  $  22,290   $ 77,007   $ 193,038
                                                       =========   ========   =========

     The interest-only strips receivable represents the unamortized balance of the present value of the interest rate differential between the rate charged to the borrower and the contractual rate paid by the Company to the investor for the pool of loans after taking into consideration the Company's estimate for any early prepayments and bad debt expense resulting from the sale of loans servicing released. This amount is amortized in relation to the related cash flows over the estimated lives of the underlying receivables sold. Discount rates of 12% were used to compute the interest-only strips receivable at June 30, 1998 and 1997. The carrying value of the interest-only strips receivable at year-end approximates fair value.

                            CREDIT DEPOT CORPORATION

     The activity in the interest-only strips receivable account is summarized as follows:

                                                                 YEAR ENDED JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Balance, beginning of year..................................  $ 7,268,930   $ 1,317,075
Additions from sales of loans receivable....................    1,150,857     7,162,973
Unscheduled amortization....................................   (2,233,233)      (40,000)
Scheduled amortization......................................   (2,068,270)   (1,171,118)
                                                              -----------   -----------
Balance, end of year........................................  $ 4,118,284   $ 7,268,930
                                                              ===========   ===========

     In fiscal 1998 and 1997, the Company recognized expenses related to the write down of the servicing asset resulting from unanticipated prepayments. These prepayments are primarily a result of certain competitors targeting the higher interest rate loans serviced by the Company and refinancing such loans at lower interest rates. The expenses are recorded in finance income and fees earned on the Consolidated Statement of Operations.

6. PROPERTY AND EQUIPMENT

     Property and equipment are as follows:

                                                                    JUNE 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------   ----------
Furniture and equipment.....................................  $922,129   $1,138,407
Leasehold improvements......................................    53,585       64,679
                                                              --------   ----------
                                                               975,714    1,203,086
Less accumulated depreciation and amortization..............   694,668      678,391
                                                              --------   ----------
                                                              $281,046   $  524,695
                                                              ========   ==========

     Depreciation expense for 1998 and 1997 totaled $184,706 and $171,348, respectively.

7. MORTGAGE WAREHOUSE LINES-OF-CREDIT

     On June 11, 1997, the Company obtained a $3,000,000 mortgage warehouse line-of-credit from a mortgage warehouse lender. The Company utilizes this line-of-credit for the purpose of financing the origination of single family residential mortgage loans. This line bears interest at prime plus 2% payable monthly and the Company generally has an available borrowing base equivalent to the lesser of $3,000,000 or 95% of the original mortgage amount or the commitment price from an investor for eligible mortgage loans as defined under the agreement. The maturity date of the line is the earlier of the 90th day after funding of each note or the date on which funds are received from the take-out investor for purchase of the eligible mortgage loan securing such note. As of June 30, 1998 and 1997, the outstanding balance was $450,016 and $2,806,386, respectively.

     In January 1998, the Company obtained a warehouse line-of-credit from another lender under similar terms as the aforementioned warehouse line-of-credit, except that the borrowing base is $15,000,000, advance rate is 100% and the interest rate is 1.75% over prime. At June 30, 1998, the outstanding balance on this warehouse line-of-credit was $7,698,908.

     On March 25, 1997 and March 31, 1997, the Company obtained warehouse lines-of-credit in the amounts of $450,000 and $100,000, respectively, from individuals. The Company utilizes the lines-of-credit for the purpose of financing the origination of single family residential mortgage loans. The lines bear an interest rate of 12% and mature one year from the date of origination. In connection with this agreement, the Company issued warrants to purchase shares of the Company's common stock (see Note 3). The outstanding

                            CREDIT DEPOT CORPORATION
balances on these warehouse lines of credit totaled $550,000 at June 30, 1997. During fiscal 1998, both of the lines were repaid and terminated.

     In July 1997, the Company obtained a $7,000,000 mortgage warehouse line-of credit. The Company utilized this line-of credit for the purpose of originating residential mortgage loans. The line had an advance rate of 100% and an interest rate of two percent over prime. During February 1998, this line of credit was paid and terminated.

     Acquired in April 1997 (see Note 1), Cash Back Mortgage utilized a mortgage warehouse line-of-credit for financing a portion of its loan originations. This line contained a 100% advance rate and an interest rate of 1.75% over prime. In June 1998, this subsidiary was incorporated into the Company's $15,000,000 warehouse lending agreement.

     Mortgage warehouse lines-of-credit are considered short-term borrowings of the Company. Their weighted-average interest rate based on outstanding balances was 10.03% and 10.75% at June 30, 1998 and 1997, respectively.

8. CONVERTIBLE PREFERRED STOCK, CONVERTIBLE NOTES AND OTHER BORROWINGS

     The Company is authorized to issue up to 2,000,000 shares of Preferred Stock covering all series.

     On July 27, 1994 the Company completed a private placement offering of 8% notes due 2004, convertible into common shares of the Company at $5 per share. The gross proceeds of the offering totaled $5,550,000. The private placement resulted in net proceeds to the Company of approximately $5,005,000. The notes were subordinate to any warehouse lines-of-credit up to $50 million and the Company was required to comply with various restrictive covenants. During fiscal year 1996, all outstanding principal and interest due per the agreement was paid in full. One lender accepted a warehouse lending agreement in lieu of cash in the amount of $2,300,000. The borrowings, which accrue interest at the rate of 10% per annum payable quarterly, are secured by the underlying mortgage loans. The Company must provide loans to secure the promissory note in an amount equivalent to 110% of the principal amount of the note. In the event of a shortfall in collateral, the Company is required to pledge cash in a segregated account. At June 30, 1998 and 1997, the Company had pledged $93,682 and $203,318, respectively, in cash to secure the note. At June 30, 1998, the outstanding balance on this note was $800,000 and is included in "Convertible Notes" on the Company's Consolidated Balance Sheet. Repayment terms were modified during April, 1998 and now require quarterly $100,000 principal payments, plus accrued interest, through April, 2000. In addition, as discussed in Note 3, the Company has issued warrants to the lender for the purchase of shares of the Company's common stock.

     On June 16, 1995, the Company entered into an agreement for the placement of up to $3,000,000 in available borrowings to be used expressly for the purpose of originating and acquiring mortgage loans. In connection with this agreement, warrants to purchase shares of the Company's common stock were issued to the lenders (see Note 3). This agreement expired on June 16, 1997. During fiscal year 1996, $2,500,000 of the borrowings were converted into Series "A" 9% Non-voting Convertible Preferred Stock. At June 30, 1998 and 1997, no balance was outstanding under this agreement. An additional $500,000 in borrowings was obtained through a similar agreement. Any outstanding borrowings are convertible into Series "A" Preferred Stock at $2.50 per share ($12.50 per share, split adjusted). In connection with this agreement, as discussed in Note 3, warrants to purchase shares of the Company's common stock were issued to the lender. The borrowings, which accrue interest at the rate of 10% per annum payable monthly, are secured by the underlying mortgage loans. The Company has pledged loans receivable as collateral related to these borrowings. The agreement contains a default interest rate of 16% which accrues to the extent such borrowings are not repaid on or prior to the maturity date. Such agreement matured on February 22, 1998. At maturity, the noteholder agreed to modify the note such that $250,000 was repaid and $250,000 was deposited with a bank as collateral for a letter of credit used in the Company's lending operations. The $250,000 remaining balance, included in "Other

                            CREDIT DEPOT CORPORATION

Borrowings" on the Company's Consolidated Balance Sheet, is due December 31, 1998, or earlier if the letter of credit arrangement is no longer needed.

     On October 10, 1995, the Company issued 250 units at an offering price of $20,000 per unit, each unit consisting of 1,000 shares of Series "A" 9% Non-voting Convertible Preferred Stock and warrants to purchase shares of the Company's common stock (see Note 3), subject to certain adjustments, in exchange for the conversion of $2,500,000 of other borrowings and $2,500,000 in cash. An additional 70 units of the preferred stock were issued for cash in the amount of $1,400,000. Dividends on the 9% Convertible Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on December 31, 1995. Shares of the preferred stock, totaling an initial investment of $100,000 (five units) in preferred stock, were converted during the year ended June 30, 1997 into 40,000 shares of common stock at $2.50 per share. In October 1997, all remaining holders representing the $6,300,000 or 315,000 shares of the Series "A" Convertible Preferred Stock accepted the Company's offer to convert their shares to 1,938,459 shares (after the 5-to-1 reverse split) of the Company's common stock at a conversion rate of $.65 per share. Unpaid dividends of $321,545 were paid by the issuance of 98,937 shares (after the 5-to-l reverse split) of the Company's common stock at the rate of one share for every $3.25 of accrued dividends. Related to this conversion, $3,584,700 was added to the "loss attributable to common shareholders" for disclosure and earnings per share calculation purposes in accordance with Emerging Issues Task Force Topic No. D-2 "Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock."

     On May 24, 1996, the Company commenced a $9,000,000 10% Convertible Secured Note offering. The notes are partially secured by essentially all otherwise unpledged assets of the Company. The original notes were convertible into 3,600,000 shares of common stock at an exercise price of $2.50 per share and impose limitations on the payments of dividends to common stockholders. After the conversions noted below and the 5-to-1 reverse split of the Company's common stock, the outstanding notes remaining at June 30, 1998 are convertible into 13,600 shares of the Company's common stock at an exercise price of $12.50. In August 1996, the Company became fully subscribed to the maximum offering amount of $9,000,000. The notes mature on June 30, 2001. During fiscal 1997, $860,000 of the notes were converted by the debt holders into 344,000 shares of common stock of the Company at $2.50 per share. In October 1997, certain holders of these notes accepted a conversion offer tendered by the Company. Of the $8,140,000 outstanding on the notes, holders representing $6,970,000 elected to convert their notes into 2,788,000 shares (after the 5-to-1 reverse split) of the Company's common stock at a conversion rate of $.50 per share. Unpaid accrued interest of $221,500 on these converted notes was also paid by issuance of 88,607 shares (after the 5-to-1 reverse split) of the Company's common stock at the rate of one share for every $.50 of interest. Related to this conversion, a non-cash charge of $5,576,000 was recorded pursuant to FASB No. 84 "Induced Conversions of Convertible Debt." The calculation of this expense utilized a market price of the Company's common stock of $.50 per share. In June 1998, one of the remaining holders of the outstanding notes accepted a conversion offer from the Company (see Note 11). Of the $1,170,000 outstanding principal balance on the remaining notes, a holder representing $1,000,000 elected to convert notes into 10,000 shares of the Company's newly authorized Series "C" Convertible Redeemable Preferred Stock (see below). Unpaid accrued interest on the converted notes was paid in cash. Approximately $934,000 of previously deferred financing costs related to these notes were expensed as a result of these conversions. The outstanding balance on these notes at June 30, 1998 and 1997 was $170,000 and $8,140,000, respectively.

     On November 12, 1996, the Company entered into an agreement with a major loan securitizer whereby the Company receives advances on the interest-only strips receivable on the loans sold to be placed in securitizations, as discussed in Note 5. The lender has the right to offset all sums owed to them by the Company against the amounts owed by the Company under the loan sales agreement. The interest rate on the advances is the 30-day LIBOR plus 400 basis points. In the event of a default, the interest rate increases to the 30-day LIBOR plus 700 basis points. The 30-day LIBOR rate at June 30, 1998 was 5.66%. Each advance is

                            CREDIT DEPOT CORPORATION
repaid over a 30-month period from the day the loan sale commitment that it pertains to is filled. During October 1997, the Company received its last advance under this agreement. As of June 30, 1998 and 1997, $1,619,553 and $2,100,651 was outstanding under this agreement, respectively.

     On March 24, 1997, the Company issued 16,740 shares of Series "B" 11% Non-voting Convertible Redeemable Preferred Stock at an offering price of $100 per share and warrants to purchase 669,600 shares of common stock at $2.50 per share, subject to certain adjustments exercisable at the option of the stockholders at any time on or prior to April 12, 2000. As discussed in Note 3, subsequently the number of common shares changed to 133,920 as a result of the 5-to-1 reverse common stock split, and the price changed to $1.80 as a result of certain anti-dilution adjustments related to the placement of additional convertible securities and delays in registering the underlying common stock of the Series "B" Convertible Redeemable Preferred Stock issuance. The shares of Series "B" Preferred Stock were convertible into 669,600 shares of the Company's common stock at $2.50 per share, subject to certain adjustments. Subsequently, the number of common shares changed to 930,000 and the price changed to $1.80 per share as a result of the 5-to-1 reverse common stock split and certain anti-dilution adjustments related to the placement of additional convertible securities and delays in registering the underlying common stock of the Series "B" Preferred stock issuance. Dividends on the Series "B" Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis commencing on July 1, 1997. Through July 1, 1998, (for dividends accrued for the fourth fiscal quarter in the fiscal year ending June 30, 1998) dividends are payable in cash or in shares of additional Series "B" Preferred Stock (payable "in kind"). If the dividend is paid in kind, the shares are valued at the lessor of the conversion price or the average closing bid price of the Company's common stock as reported by NASDAQ for the twenty consecutive trading days ending five days prior to the dividend record date, such record date being the 15th day of the last month of each quarter. If the dividend is paid in kind on July 1, 1998 or any payment thereafter, the Series "B" Preferred Stock holders are given voting rights equivalent to the number of shares of the Company's common stock underlying their Preferred Stock at the applicable record date for a meeting of the shareholders of the Company. Additionally, if dividends are paid in kind on October 1, 1998 or any payment date thereafter, the value of the Series "B" Preferred Stock is computed as described above, then reduced by 20%. For the year ended June 30, 1998, dividends totaling $184,140 were recorded. Payment for dividends totaling $138,105 were paid in kind by the issuance of 905 shares of the Series "B" Preferred Stock. These 905 shares are convertible into 135,082 shares of the Company's common stock at $1.80 per share. At June 30, 1998, dividends of $46,035 for fiscal fourth quarter were accrued but unpaid for the Series "B" Preferred Stock. See Note 14. The Series "B" Preferred Stock is redeemable in cash at the option of the Company anytime after October 21, 1999 at par plus accrued and unpaid dividends. It is redeemable in cash at par plus accrued and unpaid dividends anytime prior to October 21, 1999 with a 30-day notice provided that the underlying common stock of the Company has been registered and the average closing bid price of the Company's common stock, as reported by NASDAQ for twenty out of thirty consecutive trading days ten days prior to the notice date, is at or above 200% of the then current conversion price.

     As noted above, during June 1998 a single investor converted $1,000,000 of the 10% Convertible Notes and $1,100,000 of the Bridge Loan (see below) into 21,000 shares of the Company's Series "C" Convertible Redeemable Preferred Stock. See Note 11. Dividends of the Series "C" Preferred Stock are cumulative from the date of issuance and payable on a quarterly basis. Through July 1, 1999, the dividends are payable in cash or in shares of Series "C" Preferred Stock (payable "in kind"). If the dividend is paid in kind, the shares are valued at the lessor of the conversion price or the average closing bid price of the Company's common stock as reported by NASDAQ for the twenty consecutive trading days ending five days prior to the dividend record date, such record date being the 15th day of the last month of each quarter. If dividends are paid in kind on October 1, 1999 or on any payment date thereafter, the value of the Series "C" Preferred Stock is computed as described above, then reduced by 25%. The Series "C" Preferred Stock is redeemable, at the Company's option, in cash at par plus accrued and unpaid dividends at anytime with a 30 day notice provided that the underlying common stock of the Company has been registered and the average closing bid price of the

                            CREDIT DEPOT CORPORATION

Company's common stock, as reported by NASDAQ for twenty out of thirty consecutive trading days ten days prior to the notice date, is at or above 200% of the then current conversion price. Each share of the Series "C" Preferred Stock is convertible into one share of the Company's common stock at $.75 per share. The conversion price will adjust to $.50 per share if the market price of the Company's common stock closes at or below $.75 per share for twenty consecutive trading days. The convertible feature of the Series "C" Preferred Stock has not yet been ratified by the Company's common stockholders in accordance with NASDAQ regulations. The holder of the Series "C" Preferred Stock has agreed not to convert until such ratification is obtained. See Note 13. As discussed in Note 3, the holder of the Series "C" Preferred Stock received warrants to purchase shares of the Company's common stock.

     From July 1997 through March 1998, the Company issued $2,200,000 of 10% Convertible Notes intended as interim financing for an equity placement. Such notes are referred to by the Company as the "Bridge Loan" and are secured by the portion of the interest-only strips receivable not securing the debt outstanding on a separate agreement between the Company and a loan securitizer (see above). These loans were due October 31, 1997, but were extended on several occasions with the due date now extended to October 31, 1998. The Bridge Loan is convertible into shares of the Company's common stock at $2 per share for every one dollar outstanding debt (convertible into 550,000 shares at June 30, 1998). As discussed in Note 3, the lenders of this loan were issued warrants to purchase 1,100,000 shares of the Company's common stock at $2 per share. In June 1998, a holder of $1,100,000 of the Bridge Loan converted its note into 11,000 shares of the Company's Series "C" Convertible Redeemable Preferred Stock (see above). See Note 11. The remaining outstanding balance on the Bridge Loan at June 30, 1998 is $1,100,000.

     Convertible preferred stock and convertible debt at June 30, 1998 could potentially convert into 5,828,682 shares of the Company's common stock with exercise prices ranging from $.50 to $12.50. See Note 14.

     The aggregate maturities for long-term debt are as follows:

1999........................................................  $3,059,441
2000........................................................     885,749
2001........................................................     194,517
2002 and thereafter.........................................          --
                                                              ----------
                                                              $4,139,707
                                                              ==========

9. INCOME TAXES

     Income tax expense (benefit) differs from the amount computed by applying the graduated statutory federal income tax rates for the following reasons:

                                                            YEAR ENDED JUNE 30,
                                                  ---------------------------------------
                                                     1998          1997          1996
                                                  -----------   -----------   -----------
Income tax expense (benefit) at statutory
  federal income tax rate applied to income
  (loss) before income taxes....................  $(4,379,710)  $(1,143,420)  $(1,540,369)
State income tax, net of federal income tax
  benefit.......................................     (425,098)     (110,979)     (149,506)
Tax benefit not currently recognizable..........    4,804,808     1,254,399     1,689,875
                                                  -----------   -----------   -----------
                                                  $        --   $        --   $        --
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

                                                                      JUNE 30,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Deferred tax liabilities:
  Interest-only strips receivable basis differences.........  $(1,555,000)  $(2,711,000)
  Other, net................................................      (23,000)      (39,000)
                                                              -----------   -----------
Total deferred tax liabilities..............................   (1,578,000)   (2,750,000)
Deferred tax assets:
  Allowance for credit losses...............................      100,000        97,000
  Other reserves............................................        2,000        15,000
  Other, net................................................      100,000        71,000
  Net operating loss carryforwards -- State.................    1,651,000       876,000
  Net operating loss carryforwards -- Federal...............    9,358,000     5,475,000
                                                              -----------   -----------
Total deferred tax assets...................................   11,211,000     6,534,000
Valuation allowance for deferred tax assets.................   (9,633,000)   (3,784,000)
                                                              -----------   -----------
Net deferred tax assets.....................................    1,578,000     2,750,000
                                                              ===========   ===========
Net deferred tax assets (liabilities).......................  $        --   $        --
                                                              ===========   ===========

     At June 30, 1998, the Company had net operating loss carryforwards for Federal and state income tax purposes available to offset future taxable income of approximately $29,000,000 expiring from 2009 through 2013.

10. COMMITMENTS

     The Company leases space for its corporate and branch offices in Georgia, Ohio, North Carolina, Florida, Tennessee and Illinois. Future lease payments under all such operating lease agreements are as follows (fiscal years):

1999........................................................  $456,015
2000........................................................   255,099
2001........................................................    13,881
2002 and thereafter.........................................        --
                                                              --------
                                                              $724,995
                                                              ========

     Rental expense totaled $581,449, $516,435 and $480,779 for the years ended June 30, 1998, 1997 and 1996, respectively.

11. RELATED PARTY TRANSACTIONS

     As discussed in Note 8, $1,000,000 of the 10% Convertible Notes were converted into 10,000 shares of the Company's Series "C" Convertible Redeemable Preferred Stock during the current fiscal year. As discussed in Note 3, holders of these 10% Convertible Notes were also granted warrants to purchase shares of the Company's common stock. This $1,000,000 portion of the notes that converted into Series "C" Preferred Stock was held by an entity in which the Company's current Chairman of the Board of Directors is an

                            CREDIT DEPOT CORPORATION
executive officer. The Company's current Chairman of the Board was elected to the Company's Board of Directors and elected Chairman on December 23, 1997.

     As discussed in Note 8, during the current fiscal year the Company borrowed a total of $2,200,000 under a Bridge Loan. As discussed in Note 3, warrants to purchase 1,100,000 shares of the Company's common stock were granted to these lenders. Of this original $2,200,000 Bridge Loan, $1,100,000 was loaned to the Company by an entity in which the Company's current Chairman of the Board is an executive officer. As discussed in Note 8, subsequently $1,100,000 of the Bridge Loan was converted into 11,000 shares of the Company's Series "C" Convertible Redeemable Preferred Stock. This $1,100,000 of the Bridge Loan that was converted represents the portion that was originally loaned to the Company by the entity in which the Company's current Chairman of the Board of Directors is an executive officer.

     The Company had a management consulting agreement with an entity in which the Company's current Chairman of the Board of Directors is an executive officer. Under this agreement, the Company was charged $10,000 per month for services. This agreement became effective June 1995 and expired June 1996, but was continued on a month-to-month basis until July 1997. Under this agreement, the Company paid $120,000 in fiscal years 1996 and 1997 and $10,000 in fiscal 1998.

     During the year ended June 30, 1996, the Company advanced $100,000 to a stockholder and director, originally due on September 15, 1996. On August 11, 1997, the maturity date was extended to August 20, 1998. The note bears interest at 8% and is payable at maturity. The borrower was not a director of the Company as of June 30, 1997. See Note 14.

     During the year ended June 30, 1995, the board approved an advance in the amount of $100,000 to a director. This loan bears interest at 11% and all interest and principal was due and payable on May 20, 1996. During the year ended June 30, 1996, the maturity date was extended to May 20, 1997. The borrower was no longer a director of the Company at June 30, 1998. In October 1997, the former director entered into a two year consulting agreement with the Company. In lieu of cash compensation under the consulting agreement, the former director agreed to apply the value of any services provided to the Company toward repayment of the note. A reserve has been recorded for the advance in the full amount of the outstanding balance.

12. STOCK OPTION PLAN

     In October 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") under which 250,000 shares of the Company's common stock are reserved for issuance, pursuant to which officers, directors and key employees are eligible to receive incentive and/or nonqualified stock options. In March 1992, the Company amended the 1990 Plan and increased the number of shares reserved from 250,000 to 400,000 shares.

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

     On October 29, 1997, the Company effected a one-for-five reverse stock split, as discussed in Note 3. The total number of shares reserved in the 1990 Plan was reduced to 80,000 shares. The total number of shares reserved in the 1993 Plan was reduced to 240,000 shares. The exercise price of all options granted at that time was increased by a factor of five, while the number of shares in each grant was reduced by a factor of five. The Company then amended the 1993 Plan, subject to stockholder approval which was obtained in December 1997, to increase the number of shares reserved to 825,000 shares.

                            CREDIT DEPOT CORPORATION

     On November 3, 1997, each option outstanding under the Plans, including options held by directors and executive officers of the Company, was canceled and reissued with an exercise price equal to $2.00 per share, equal to the then current market price. Options to purchase 127,400 shares of common stock at exercise prices ranging from $10.00 to $20.00 per share, with a weighted average exercise price of $17.80 were repriced. All other terms and conditions of these options remained the same.

     In fiscal 1998, options for the purchase of 239,300 shares were granted to employees and directors of the Company at a per share price ranging from $1.00 to $2.00, with a weighted-average exercise price of $1.81. In fiscal 1997, options for the purchase of 265,500 shares were granted to employees and directors of the Company at a per share price ranging from $2.75 to $4.00, with a weighted-average exercise price of $3.10. At June 30, 1998, there were a total of 344,500 options outstanding with exercise prices ranging from $1.00 to $2.00, with a weighted-average exercise price of $1.71. These options had a weighted-average remaining contractual life of seven years. No options were exercised during 1998 or 1997; however, 181,126 options outstanding, with a weighted-average exercise price of $1.45, are vested and exercisable at June 30, 1998.

     Pro forma information regarding net income and earnings per share is required by FASB Statement No. 123, "Accounting for Stock-Based Compensation," and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value in these options was estimated at the date of grant using the "minimum value" method allowed by the Statement. Pro forma net loss and net loss per share were ($17,196,131) and ($3.82) and ($4,451,061) and ($6.01) for the years ended June 30, 1998 and 1997, respectively. The weighted-average fair value of options granted during the years ended June 30, 1998 and 1997 was $351,417 and $486,290, respectively.

     The following table reflects changes in the stock options issued under the
Plans:

                                                                         APPROXIMATE PRICE
                                                              SHARES      RANGE PER SHARE
                                                            ----------   -----------------
Options outstanding at June 30, 1995......................   1,209,500         $4-10
  Granted.................................................     194,000          4-6
  Exercised...............................................          --          --
  Canceled................................................     (88,500)         5-7
                                                            ----------   -----------------
Options outstanding at June 30, 1996......................   1,315,000          4-8
  Granted.................................................     265,500          2-4
  Exercised...............................................          --          --
  Canceled................................................    (223,500)         2-4
                                                            ----------   -----------------
Options outstanding at June 30, 1997......................   1,357,000          2-4
  Reverse Common Stock split..............................  (1,085,600)         --
  Granted.................................................     239,300          1-2
  Exercised...............................................          --          --
  Canceled................................................    (166,200)         2-4
                                                            ----------   -----------------
Options outstanding at June 30, 1998......................     344,500         $1-2
                                                            ==========   =================

13. GOING CONCERN

     During the fiscal year ended June 30, 1998, the Company incurred losses of $12,881,499 compared to losses of $3,362,999 for the fiscal year ended June 30, 1997. In addition, as of June 30, 1998, the Company had an accumulated deficit of $29,323,389. Although the Company had modest earnings for its 1992 fiscal year, it has incurred losses during all of its other years since 1991. In view of its geographic expansion and the increased size of its corporate infrastructure in connection therewith, the Company has been unable to generate sufficient gain on sales of its mortgage loans in either individual sales, bulk sales or through securitization to provide sufficient revenues to achieve appropriate returns.

                            CREDIT DEPOT CORPORATION

     The Company has experienced significant cash flow deficiencies over the past years. By its nature, the Company's business requires continual access to short-term and long-term sources of debt and equity capital. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for new geographic markets. To date, in addition to the Company's capital raising efforts, the sources of liquidity have been (1) sales of the loans it originates and purchases in secondary markets, (2) borrowings under its mortgage warehouse lines-of-credit secured by its loans, in most cases until such loans are sold and the lender can be repaid, (3) finance income and fees generated by the loan servicing portfolio, and (4) the conversion of the servicing asset and interest-only strips receivable into cash over the lives of the loans sold.

     The Company has approximately $3,059,000 in debt that will be due within the next twelve months and does not yet have other permanent financing plans in place.

     The Company has received notification from NASDAQ stating that the Company has failed to maintain a $1.00 minimum bid price on its common stock and has not consistently met the $2,000,000 minimum in net tangible assets necessary for continued listing on the NASDAQ Small Cap Market. The Company's net worth as of June 30, 1998 was $2,458,379. NASDAQ has informed the Company that consistent compliance with these requirements is necessary. It not certain if the Company will be able to maintain continued listing on the NASDAQ Small Cap Market.

     There can be no assurance that the Company will be able to obtain necessary financing or additional capital in the future or that the Company will continue to be listed on the NASDAQ Small Cap Market. There can be no assurance that the Company will be able to obtain, on acceptable terms, additional funds under lines-of-credit, or otherwise, when needed, in which event the Company would be required to curtail its lending activities and could be unable to comply with the terms of covenants contained in the agreements relating to its outstanding indebtedness.

MANAGEMENT'S PLANS

     Operating cash flows for the Company have shown improvement. The Company ceased selling loans for an accrued profit in November 1997, and has since sold all loans for a cash premium at time of sale. While this change in sales methods has resulted in a lower gain on sale margin, the improved cash flow has allowed the Company to operate without a cash infusion since March 1998. While no assurance can be given that the Company will be able to generate a consistent positive operational cash flow, management believes that the significant infusions of additional cash required by previous business strategy are no longer necessary for the Company to pay its operational expenses. Although a net loss of $12,881,499 was reported for the fiscal year ended June 30, 1998, several items which contributed to the loss were non-cash charges. For instance, the Company recorded debt conversion costs of $5,576,000, writeoffs of $2,233,000 of the interest-only strip receivable resulting from earlier than anticipated prepayments of the underlying loans, and $1,731,000 of financing and goodwill amortization.

     Management is developing a plan to address the $3,059,000 of debt due in the upcoming fiscal year. The Company is in the process of restructuring the remaining $1,100,000 of the Bridge Loan due on the extended due date of October 31, 1998. Preliminary discussions have been held with the holders of this remaining debt to consider either converting their notes to equity or accepting repayment over an extended time frame that the Company projects could be accommodated by future cash flows. An additional $1,226,000 is due in the upcoming fiscal year under an agreement whereby the Company received advances against interest-only strips receivable. Repayment of this agreement is expected to be offset against amounts owed to the Company from the interest-only strips receivable. An additional $400,000 is due in the upcoming fiscal year for the 8% Convertible Notes. Repayment of this debt is expected to come from the sale of the underlying mortgages securing this debt. An additional $250,000 is due in the upcoming fiscal year to pay the remaining balance under a placement agreement used to originate and acquire mortgage loans. The Company plans to repay this

                            CREDIT DEPOT CORPORATION
debt from amounts currently held in restricted cash. The remaining $83,000 of debt due in the upcoming fiscal year is expected to be paid from operating cash.

     While management does not believe having its common stock trade on the Over-the-Counter (OTC) market as opposed to the Nasdaq SmallCap market will have negative effect on its operations directly, management recognizes that continued listing on the NASDAQ market is important to many stockholders, and that future capital investment could be more difficult if the Company's common stock were trading on the OTC market. Therefore, management has met with NASDAQ officials to discuss the Company's continued listing on the exchange. To maintain its listing, the Company must (a) obtain stockholders' ratification of the conversion features of the Company's Series "C" Preferred Stock, (b) obtain prior approval from stockholders for any potential equity placement from the holders of the remaining Bridge Loan maturing on October 31, 1998, (c) maintain tangible net assets of at least $2,000,000, and (d) maintain a minimum bid price on the Company's common stock of $1.00 per share. The Company has called a special meeting of the shareholders for October 15, 1998 to obtain the requisite votes for (a) and (b) above, and to also seek approval for a reverse common stock split intended to address (d) above. The Company will need at least $200,000 of the $1,100,000 of Bridge Loan debt that will potentially convert to equity to comply with (c) above as of June 30, 1998, plus an additional amount at least equivalent to the expected loss for the quarter ending September 30, 1998. It is management's understanding from Nasdaq that failure to comply with any of these requirements will result in immediate delisting of the Company's common stock from the exchange. Management believes that compliance with all the requirements is possible, although no assurance can be given that the Company's common stock will not be delisted in the future.

     During November and December 1997, four out of seven Directors on the Company's Board were not renominated for another term, and a new President was named.

     The Company consolidated regional processing centers, reduced corporate and branch support staff, and increased loan originations. These actions are expected to have a positive impact on operating results ofthe Company. In addition, management continues to analyze cost structures, delivery channels, and loan origination volume.

14. SUBSEQUENT EVENTS

     As discussed in Note 8, the Company's Series "B" Convertible Redeemable Preferred Stock contains a provision wherein if the Company pays the July 1, 1998 (accrued for fiscal fourth quarter for the fiscal year ended June 30, 1998) dividends in kind, then the holders of the Series "B" Preferred Stock will acquire rights to vote on any issues presented to the Company's common shareholders. On July 1, 1998, the Company paid accrued dividends of $46,035 to the holders of the Company's Series "B" Preferred Stock by issuing 399 shares of Series "B" Preferred Stock (paid in kind). These 399 shares are convertible into 39,940 shares of the Company's common stock. The Series "B" shareholders as a group have the equivalent of 931,537 shares of common stock for voting purposes.

     As discussed in Note 8, the Company's Series "C" Convertible Redeemable Preferred Stock contains a conversion price adjustment (for the right to convert into shares of the Company's common stock) if the market price of the Company's common stock closes at or below $.75 for twenty consecutive trading days on the NASDAQ exchange. In August 1998, the Company's common stock traded below $.75 for twenty consecutive trading days on the NASDAQ exchange, and the conversion price related to the conversion rights was adjusted from $.75 to $.50. As a result, the shares of Series "C" Preferred Stock are now convertible into 4,200,000 shares of the Company's common stock at $.50 per share.

     As discussed in Note 11, the Company has a $100,000 note receivable due from a former member of the Company's Board of Directors. The note matured on August 20, 1998 (extended due date) and was not paid

                            CREDIT DEPOT CORPORATION
or extended. The Company's efforts to collect this receivable have not been successful. The Company continues to carry a reserve for the full outstanding amount of this note receivable.

     On August 28, 1998, the Company's Board of Directors approved, subject to subsequent stockholder approval, a proposal to amend the Company's Certificate of Incorporation to effect a reverse common stock split. The Company's Board of Directors has stated that it may abandon this proposed reverse stock split at any time before stockholder approval. In addition, depending on prevailing market conditions, the Company's Board of Directors has stated that it may deem it advisable to implement the reverse common stock split and concurrently declare a stock-for-stock dividend in a ratio to be determined by the Company's Board of Directors.