Form 10KSB/A
period 1998-06-30
CREDIT DEPOT CORP
filed 1998-10-28
CIK 869276

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

              Commission File No. 0-19420
                                  -------

                            Credit Depot Corporation
                            ------------------------
                 (Name of small business issuer in its charter)

           Delaware                                          58-1909265
-------------------------------                             ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

700 Wachovia Center, Gainesville, Georgia                    30501
-----------------------------------------                   -------
(Address of principal executive offices)                    (Zip Code)

Issuer's Telephone Number, including Area Code (770) 531-9927
                                               --------------

Securities registered under Section 12(g) of the Exchange Act:



           Title of each class                      Name of each exchange on which registered
           -------------------                      -----------------------------------------
                    N/A                                            N/A


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
                         -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant required was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                        --   --

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

                                    PART III
ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
                  CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

             (a)  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The directors and executive officers of the Company are as follows:

Name                                     Age           Position
----                                     ---           --------
Heiko H. Thieme                          55            Chairman of the Board of Directors

Ralph. J. DeBee                          40            President and Director

Charles D. Farrahar                      37            Vice President and Chief Financial Officer

John C. Thomas                           45            Director

Marvin V. Bolt.                          32            Director

John R. Marshall                         39            Director

Carlos Munoz                             61            Director

Each director holds such position until his successor has been elected and qualified or until such director's earlier removal or resignation.

       HEIKO H. THIEME has been has been a Director and Chairman of the Board of Directors of the Company since December 1997. Mr. Thieme is, and has been since 1990, Chairman of the Board of Directors and Chief Executive Officer of American Heritage Management Corporation and President of Thieme Associates Inc., both of which are investment advisors. Mr. Thieme is also President of Thieme Consulting, Inc., a financial consulting firm and Thieme Securities, Inc., a securities broker-dealer. Mr. Thieme is the Chief Executive Officer of The American Heritage Fund, Inc.; American Heritage Growth Fund, Inc.; Thieme Fonds International; and The Global Opportunity Fund Ltd, all of which are investment companies, and the investment advisors of such companies.. From 1979 to 1989, Mr. Thieme was the Executive Vice-President in charge of U.S. equities for Deutsche Bank Capital Corporation in New York, and served as a consultant to the parent company, Deutsche Bank in Frankfurt, Germany. Mr. Thieme was a Vice-President of the U.S. Investment Bank, White Weld in London. From 1972 to 1976, he worked with the British securities brokerage firm of Wood & McKenzie in Edinburgh and London. Mr. Thieme has received education from institutions in Germany, Scotland, and the United States, and has a law degree from the University of Hamburg in Germany.

       RALPH J. DEBEE, JR. joined the Company in August 1996 as Chief Loan Officer, was named President in November 1997 and elected to the Board of Directors in December 1997. From 1988 to 1996, Mr. DeBee was the Senior Vice-President of Equicredit Corporation, a large sub-prime mortgage lender based in Jacksonville, Florida. Prior to joining Equicredit, from 1984 to 1988, Mr. DeBee ran his own mortgage company, originating and brokering loans to non-conventional lenders. From 1979 to 1984, he managed the Jacksonville office of Great Western Financial Service.

       CHARLES D. FARRAHAR, a certified public accountant, has been Chief Financial Officer and Vice-President since April 1996 and was the Controller since joining the Company in February 1994. Mr. Farrahar was the Chief Accountant of Law Engineering, a national civil engineering firm, from April 1987 to February 1994. Prior to 1987, Mr. Farrahar held various managerial accounting positions in both the public and private accounting sectors.

       JOHN C. THOMAS, JR. has been a Director of the Company since December 1996, and was the Chief Financial Officer and a Vice President of the Company from February 1995 to April 1996 and from August 1990 to March 1993. Mr. Thomas is the chief financial officer for several privately held start-up companies. He was the Chief Financial Officer of EntreMed, Inc., a publicly-held pharmaceutical research and development company, from August 1991 until January 1997, and continues to serve as its Secretary/Treasurer. Mr. Thomas has also been the chief financial officer for several publicly held start-up companies, including Tapistron International, Inc., a textile technology company; Medicis Pharmaceutical Company, a dermatologic pharmaceutical company; CytRx Corporation, a pharmaceutical research company; and Biopool International, Inc. (formerly CytRx-Biopool, Ltd.), a company engaged in the development and sale of diagnostic test kits. Mr. Thomas is a certified public accountant.

       MARVIN V. BOLT has been a director of the Company since December 1997. Mr. Bolt is Vice President of Portfolio Management of Thieme Associates, Inc. and a Research Analyst with American Heritage Management Corporation. From 1988 to 1992, Mr. Bolt was an Aerospace Vehicle Design Engineer with General Dynamics Corporation. Mr. Bolt holds a Master of Business Administration degree from New York University, Stern School of Business and a Master of Science degree in Aerospace Engineering from the University of Texas.

       JOHN R. MARSHALL has been a director of the Company since December 1997. Mr. Marshall is Executive Vice-President and Chief Financial Officer of Home 1-2-3 Corp., a closely-held marketing firm located in Pointe Vedre Beach, Florida. Previously, Mr. Marshall was President and Chief Operating Officer of Midstate Financial Services, Inc., a privately held regional retail mortgage lender and broker located in North Carolina. From 1992 to 1995, Mr. Marshall was the Executive Vice-President and Chief Financial Officer of Equicredit Corporation. From 1985 to 1990, Mr. Marshall worked for Maryland National Bank and held the position of Senior Vice-President Chief Financial Officer upon his departure. Mr. Marshall has also been a consultant to an institutional equity fund, researching and advising on investment opportunities in the financial services industry, and was a partner in Stonemark Holdings USA, where he arranged the purchase and sale of consumer finance companies. Mr. Marshall holds a Master of Business Administration degree with distinction from Harvard Business School and a Bachelor of Science degree in Mechanical Engineering from Duke University.

       CARLOS MUNOZ has been a Director of the Company since October 1996. Mr. Munoz is, and has been, since April 1995 the Executive Vice President and Chief Credit and Risk Management Officer of Dime Bancorp and Dime Savings Bank of New York. From June 1982 to March 1995, Mr. Munoz served as Senior Vice President and a member of the Credit Policy Committee of Citibank, N.A., responsible for credit oversight of part or all of Citibank's worldwide consumer banking activities as well as the private banking and global finance areas in Latin America. Prior to June 1982, Mr. Munoz held various positions with Citibank since joining the bank in 1959. Mr. Munoz is a graduate of Columbia College and a former President of the Columbia College Alumni Association and a member of the College Board of Visitors. He also holds a Master's Degree in Economics from Columbia University. He is a Director of North American Mortgage Company, a member of the Advisory Council of the Credit Research Center of Purdue University, a Trustee of the Episcopal Diocese of New York and Vice President of the Episcopal Mission Society.

       (B)        IDENTIFY SIGNIFICANT EMPLOYEES

       Not applicable.

       (C)        FAMILY RELATIONSHIPS

       There are no family relationships between any of the Company's directors or executive officers.

       (D)        INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

       Not applicable.

       (G)        PROMOTERS AND CONTROL PERSONS

       Not applicable.

II.    SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

       Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than the following, no person who at any time during the fiscal year ended June 30, 1998 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

----------------------------------------------------------------------------------------------------------------------
                       NAME                                   NUMBER                          NUMBER OF
                                                             OF LATE                         TRANSACTIONS
                                                             REPORTS                         NOT REPORTED
                                                                                             ON A TIMELY
                                                                                                BASIS
======================================================================================================================
Heiko H. Thieme                                                 2                                 2
----------------------------------------------------------------------------------------------------------------------
The Global Opportunity Fund,                                    4                                 5
Ltd.
----------------------------------------------------------------------------------------------------------------------

ITEM 10.          EXECUTIVE COMPENSATION

     The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to its President and former Chief Executive Officer (the "Named Persons"). No other executive officer of the Company or any other person employed by the Company received compensation in excess of $100,000 for services rendered during the any of the fiscal years ended June 30, 1998, 1997 and 1996:

========================================================================================================================
 NAME AND PRINCIPAL                FISCAL                  ANNUAL COMPENSATION                      SHARES OF
     POSITION                      YEAR               SALARY                OTHER (1)                COMMON
                                                                                                      STOCK
                                                                                                   UNDERLYING
                                                                                                  OPTIONS/SARS
========================================================================================================================
Ralph J. DeBee                     1998               $146,250              $6,450                   50,000
   President
------------------------------------------------------------------------------------------------------------------------
                                   1997               $118,125              $6,450                   20,000
------------------------------------------------------------------------------------------------------------------------
Gerald F.                          1998               $136,000              $6,731                   50,000
Sullivan
  Former Chief
  Executive
Officer
------------------------------------------------------------------------------------------------------------------------
                                   1997               $127,000              $6,731                     -0-
------------------------------------------------------------------------------------------------------------------------
                                   1996               $100,000              $6,731                  10,000
========================================================================================================================

(1)      Includes payments for leased vehicle provided to the employee.

       The following table sets forth certain information with respect to individual grants of stock options made during the fiscal year ended June 30, 1998, to the Named Persons:

                                                        % of Total
                                                        Options/SARs
                                   Options/             Granted to             Exercise
                                      SARs             Employees in            or Base     Expiration
Name                               Granted(#)           Fiscal Year          Price ($/Sh)     Date
----                               ----------           -----------          ------------     ----

Ralph J. DeBee                      50,000                  20.9%               $2.00      11/3/2008

Gerald F. Sullivan                  50,000                    NA                $2.50      12/31/2000


       The following table sets forth certain information with respect to unexercised options/SARS issued by the Company held by the Named Persons as of June 30, 1998:

              -----------------------------------------------------------------------
                   NAME                               NUMBER OF SHARES OF
                                                    COMMON STOCK UNDERLYING
                                                    UNEXERCISED OPTIONS/SARS
                                                    EXERCISABLE/UNEXERCISABLE
              -----------------------------------------------------------------------
              Ralph DeBee                               30,001/39,999
              -----------------------------------------------------------------------
              Gerald F. Sullivan                          50,000/0
              -----------------------------------------------------------------------

No options/SARS issued by the Company were exercised by any of the Named Persons during the fiscal year ended June 30,1998. None of the unexercised Options/SARS was in-the-money on such date.

       During the fiscal years ended June 30, 1998, 1997 and 1996, no other compensation not otherwise referred to herein was paid or awarded by the Company to any Named Person, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

STOCK OPTION PLANS

       In October 1990, the Company adopted the 1990 Stock Option Plan (the "1990 Plan") covering 250,000 shares of the Company's Common Stock, $.001 par value, pursuant to which officers, Directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In March 1992, the Company amended the 1990 Plan and increased the number of shares reserved under the 1990 Plan from 250,000 shares to 400,000 shares. In January 1993, subject to shareholder approval which was obtained in May 1993, the Board of Directors adopted the 1993 Stock Option Plan (the "1993 Plan") covering 250,000 shares of the Company's Common Stock $.001 par value, pursuant to which officers, directors and key employees of the Company are eligible to receive incentive and/or non-qualified stock options. In December 1993, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 350,000 shares, from 250,000 shares to 600,000 shares. In December 1995, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 250,000 shares, from 950,000 shares to 1,200,000 shares. In December 1996, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 400,000 shares, from 1,200,000 shares to 1,600,000 shares of Common Stock. On October 29, 1997, the number of shares in both plans, both authorized and outstanding, was reduced by one-fifth to reflect a one-for-five reverse stock split. In December 1997, the Company amended the 1993 Plan and increased the number of shares reserved for issuance thereunder by 505,000 shares, from 320,000 shares to 825,000 shares of Common Stock. The 1990 Plan expires on October 15, 2000 and the 1993 Plan expires on January 20, 2003.

       The 1990 Plan and the 1993 Plan (collectively, the "Plans") are administered by a committee of the Board of Directors consisting of Messrs. Thieme, Munoz, and Marshall. The selection of participants, allotment of shares, determination of price and other conditions of purchase of any options granted are determined by the Board or any such committee at its sole discretion. The purpose of the Plans is to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans are exercisable for a period of up to 10 years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a stockholder owning more than 10% of the outstanding shares of Common Stock may not be less than 110% of the fair market value of the Common Stock on the date of the grant nor for more than five years.

COMPENSATION OF DIRECTORS

       Beginning January 1, 1998, directors who are not also employees of the Company were authorized to receive annual cash compensation of $5,000 for serving as directors, plus $500 for each non-telephonic meeting attended.

       Each of the directors who is not an employee of the Company (excluding the Chairman) and is a director on January 31 each year is eligible for automatic grants of options to purchase 10,000 shares per year at the fair market value of such shares at such date, which options are exercisable for a period of ten years.

       In November 1997, all directors except one were agreed to forfeit all of their then outstanding stock options to purchase a total of 164,000 shares of Common Stock at a weighted average exercise price of $18.30 per share. In exchange, these directors each received a warrant to purchase shares of Common Stock totaling 144,000 shares in the aggregate with an exercise price of $2.50 per share. These warrants expire on December 31, 2000. The options retained by the one director were not repriced.

       In January 1998, Mr. Thieme was issued a warrant to purchase 333,334 shares of Common Stock at an exercise price of $1.24 per share as compensation for services rendered as Chairman of the Board of Directors. This warrant expires on January 31, 2008.

REPRICING OF OPTIONS

       The Company's stock option plans have been utilized to provide directors, executives and other key employees with increased motivation and incentive to exert their best efforts on behalf of the Company through the opportunity to benefit from appreciation in the value of the Common Stock. Due to a decline in the price of the Common Stock in the year ended June 30, 1998, certain options outstanding under the Company's various stock option plans were exercisable at prices which were significantly in excess of the then current market value of the Common Stock. On November 3, 1997, all options outstanding were repriced to $2.00, the market value of the common stock on that date. This re-pricing was done to once again provide incentive value for the options, as the exercise price of all options had increased by a factor of five when the one-for-five reverse stock split became effective on October 29,1997. The exercise price of options prior to the repricing ranged from $2.75 to $4.00, with the weighted-average exercise price of $3.56, or $17.80 after the reverse split. The re-pricing effected the exercise price of 195,000 post-split shares of options granted to directors of the Company. An aggregate of 20,000 and 65,000 options held by Messrs. DeBee and Sullivan, respectively, with respective weighted average exercise prices of $13.75 and $17.50 were repriced.

EMPLOYMENT AGREEMENTS

       In January 1996, Gerald F. Sullivan, former President, Chief Executive Officer, and a Director of the Company, entered into a two-year employment agreement automatically renewing for successive one-year periods with the Company which provided for a base annual salary of $100,000. In October 1996, the base annual salary was increased to $136,000. Mr. Sullivan was also provided with a leased vehicle with monthly lease payments of $565. In December 1997, the Board of Directors provided notice to Mr. Sullivan this employment agreement would not be renewed. On June 12, 1998, Mr. Sullivan resigned from the Company and his employment agreement was terminated. Mr. Sullivan continued to receive all employee benefits, including salary, until September 11, 1998, as compensation for consulting services rendered during that period.

       In October 1997, Mr. DeBee, then Chief Operating Officer, and Mr. Farrahar, Chief Financial Officer, entered into two year employment agreements with automatically renewing one year terms at base annual salaries of $150,000 and $100,000, respectively. In November 1997, Mr. DeBee was named President of the Company.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT

The following table sets forth certain information as of October 20, 1998 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities and as to each class of the Company's equity securities beneficially owned by its directors and by directors and officers as a group:

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    APPROX-
                                                                                       AMOUNT OF                      IMATE
                                                                                          SHARES                    PERCENT
TITLE OF                 NAME AND ADDRESS OF                                        BENEFICIALLY                   OF CLASS
CLASS                    BENEFICIAL OWNER                                              OWNED (1)                         (1)
---------------------------------------------------------------------------------------------------------------------------------
Common                   Heiko H. Thieme (2)                                             989,577         (5)             15
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Ralph J. DeBee, Jr. (3)                                          36,667         (6)              *
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Marvin V. Bolt (2)                                               12,240         (7)              *
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   John R. Marshall (3)                                             10,000         (8)              *
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Carlos Munoz (3)                                                 14,000         (9)              *
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   John C. Thomas, Jr. (3)                                          45,517        (10)              *
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Ranier Heubach                                                  365,817                          6
Stock                    Unterbergstrasse 104 A-
                         5084 Grossgmain
                         Salzburg Austria
---------------------------------------------------------------------------------------------------------------------------------
Common                   The InterGroup Corp. (4)                                        323,550        (11)              5
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Santa Fe Financial (4)                                          323,550        (11)              5
Stock
---------------------------------------------------------------------------------------------------------------------------------
Common                   Jackt Holdings Corp.                                            500,000        (12)              8
Stock                    Avieneda Justo
                         Arrosemena, Calle 32
                         Panama 5, Republic of
                         Panama
---------------------------------------------------------------------------------------------------------------------------------
Common                   VPM Verwaltungs AG                                              458,605                          7
Stock                    Thierwilerstrasse 10 CH-
                         4103
                         Bottingham, Switzerland
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    APPROX-
                                                                                       AMOUNT OF                      IMATE
                                                                                          SHARES                    PERCENT
TITLE OF                 NAME AND ADDRESS OF                                        BENEFICIALLY                   OF CLASS
CLASS                    BENEFICIAL OWNER                                              OWNED (1)                         (1)
---------------------------------------------------------------------------------------------------------------------------------
Common                   The Global Opportunity                                          653,999         (13)            10
Stock                    Fund Limited
                         P.O. Box N-9024
                         Charlotte St.
                         Nassau, Bahamas
---------------------------------------------------------------------------------------------------------------------------------
Series B                 The InterGroup Corp. (4)                                        323,550         (11)            26
Preferred
Stock
---------------------------------------------------------------------------------------------------------------------------------
Series B                 Yong S. Ahn                                                      53,920         (14)             5
Preferred                219 Hidden Pond Road
Stock                    Franklin Lakes, NJ 07417
---------------------------------------------------------------------------------------------------------------------------------
Series B                 Portsmouth Square (4)                                           107,850         (15)            10
Preferred
Stock
---------------------------------------------------------------------------------------------------------------------------------
Series B                 Santa Fe Financial (4)                                          323,550         (11)            26
Preferred
Stock
---------------------------------------------------------------------------------------------------------------------------------
Series B                 Dennis Fortin                                                    53,920         (14)             5
Preferred                26 Brookside Dr.
Stock                    Easton, CT 06612
---------------------------------------------------------------------------------------------------------------------------------
Common                   Lancer Partners, L.P.                                           690,975                         11
Stock                    237 Park Avenue
                         New York, NY 10017
---------------------------------------------------------------------------------------------------------------------------------
Common                   Directors and officers as a                                     480,252         (16)             8
Stock                    group (seven persons)
                         (17)
---------------------------------------------------------------------------------------------------------------------------------

* Less than 1%
------------------------------
(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(2)                   1370 Avenue of the Americas, New York NY 10019

(3)                   c/o Credit Depot Corporation, 700 Wachovia Center,
                      Gainesville, GA 30501

(4)                   2121 Avenue of the Stars Suite 2020 Los Angeles CA 90067

(5) Includes 335,578 shares which may be acquired upon exercise of warrants held by Mr. Thieme and Thieme Consulting, Inc. Also includes 653,999 shares which are beneficially owned by The Global Opportunity Fund Limited. Does not include 4,200,000 shares which may not be acquired within 60 days by The Global Opportunity Fund Limited. Mr. Thieme disclaims any beneficial interest in shares owned or which may be acquired by The Global Opportunity Fund Limited.

(6) Represents shares which may be purchased upon exercise of options granted under the Company's 1990 and 1993 Stock Option Plans (the "Plans"). Does not include 33,333 shares which may be purchased upon exercise of options not exercisable within 60 days.

(7) Represents 10,000 shares which may be purchased upon exercise of options granted under the Plans and 2,240 shares which may be purchased upon exercise of a warrant.

(8) Represents shares which may be purchased upon exercise of options granted under the Plans.

(9) Represents 10,000 shares which may be purchased upon exercise of options granted under the Plans and 4,000 shares which may be purchased upon exercise of a warrant.

(10) Includes 10,000 shares which may be purchased upon exercise of options granted under the Plans and 28,000 shares which may be purchased upon exercise of a warrant.

(11) Includes 150,000 shares which may be purchased upon exercise of a warrant.

(12) Represents 250,000 shares issuable upon the conversion of convertible debt and 250,000 shares which may be purchased upon exercise of a warrant.

(13) Includes 556,000 shares which may be purchased upon exercise of a warrant. Does not include 7,000,000 shares which may be acquired upon conversion of the Preferred Shares and the Warrant, as those terms are hereinafter defined.

(14) Includes 25,000 shares which may be purchased upon exercise of a warrant.

(15) Includes 50,000 shares issuable upon exercise of a warrant.

(16) Represents 102,917 shares which may be purchased upon exercise of options granted under the Plans. Does not include 77,083 shares which may be purchased upon exercise of options not exercisable within 60 days.

(17)                  See Notes above.

ITEM 12.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       On August 15, 1994, the Company advanced $100,000 to Samuel R. Dunlap, Jr., then a Director of the Company. In August 1997, the Company extended the maturity date on the advance to November 30, 1999, and entered into a consulting agreement with Mr. Dunlap for a term of approximately two years. Compensation due pursuant to the consulting agreement is used to offset the principal and interest due on the advance.

        Prior to June 5, 1998, The Global Opportunity Fund Limited (the "Global") held secured promissory notes issued by the Company in the aggregate principal amount of $2,100,000, each of which provided for interest at the annual rate of 10% (the "Notes"). The

Notes were convertible 550,000 shares of the Company's Common Stock at a weighted average price of $2.00 per share. In connection with such loans, the Company paid aggregate commissions of $35,000 to Thieme Securities, Inc. On June 5, 1998, Global converted the Notes into 21,000 shares of the Company's Series C 10% Convertible Redeemable Preferred Stock (the "Preferred Shares") and a Common Stock Purchase Warrant (the "Warrant"). On June 4 and June 5, 1998, the closing bid prices of the Common Stock on Nasdaq were $.875 and $1.00, respectively. The Company has agreed to use its best efforts to effect the registration under the Securities Act of 1933 and registration or qualification under all applicable state securities laws of the Common Stock issuable, or other securities that may become issuable, upon conversion of the Preferred Shares and exercise of the Warrant before September 30, 1998 at the expense of the Company. The Company is delinquent in such obligation although the Company does not believe that such delinquency will materially adversely affect the Company. The Company believes that such expense will be approximately $20,000. Reference is made to Note 8 of Notes to Consolidated Financial Statements.

       Heiko H. Thieme is the President of both Global and its investment advisor and sole shareholder of such investment advisor. Marvin Bolt is a Vice President of such investment advisor. Global's investment advisor receives compensation which is based upon the value of Global's assets and Global's performance. Messrs. Thieme and Bolt are both members of the Company's Board of Directors and Mr. Thieme is the Chairman of such Board of Directors.

       Taglich Brothers, D'Amadeo, Wagner & Co., Inc. provided consulting services to the Company from November 1997 to May 1998 for which it received an aggregate of $70,000. Such firm also acted as the Placement Agent for the Company's sale of 11% Preferred Stock for which it received a commission of $167,000.

SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    CREDIT DEPOT CORPORATION


                                                    By:/s/   Ralph J. DeBee
                                                       ------------------------
                                                       Ralph J. DeBee, President
                                                       October 28, 1998

       In accordance with the Exchange Act, this report has been signed below by the following on behalf of the registrant and in capacities and on the dates indicated.

Signature                                       Title                                   Date
---------                                       -----                                   ----

/s/ Ralph J. DeBee                              President                               October 28, 1998
-----------------------
Ralph J. DeBee

/s/ Heiko H. Thieme                             Chairman of the Board                   October 28, 1998
-----------------------
Heiko H. Thieme

/s/ Charles D. Farrahar                         Chief Financial Officer                 October 28, 1998
-----------------------
Charles D. Farrahar

/s/ John C. Thomas, Jr.                         Director                                October 28, 1998
-----------------------
John C. Thomas, Jr.

/s/ Marvin V. Bolt                              Director                                October 28, 1998
-----------------------
Marvin V. Bolt

                                                Director
-----------------------
John R. Marshall

                                                Director
-----------------------
Carlos Munoz
