Form 10QSB
period 1998-09-30
CREDIT DEPOT CORP
filed 1998-11-20
CIK 869276

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20459

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ------------  -----------

Commission file number        0-19420
                       --------------

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

YES    X     NO
    ------      ------


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                             Outstanding at October 31, 1998
-----------------------------                --------------------------------
Common Stock $.001 Par Value                            5,748,555

Transitional Small Business Disclosure Format (check one):
YES          NO   X
    ------      ------

                            CREDIT DEPOT CORPORATION
                               Table of Contents

PART I.  FINANCIAL INFORMATION                                                                   Page
                                                                                                 ----

              Item 1 -- Financial Statements (Unaudited)

                            Condensed Consolidated Balance
                            Sheets as of June 30, 1998 and
                            September 30, 1998                                                      3

                            Condensed Consolidated Statements of Operations
                            for the Three Months Ended September 30, 1997
                            and 1998                                                                4

                            Condensed Consolidated Statements
                            of Cash Flows for the Three Months
                            Ended September 30, 1997 and 1998                                       5

                            Notes to Condensed Consolidated
                            Financial Statements                                                    6

              Item 2 -- Management's Discussion and Analysis
                            of Financial Condition and Results of
                            Operations                                                              7

Part II. OTHER INFORMATION

              Item 1 -- Legal Proceedings                                                          10

              Item 2 -- Changes in Securities                                                      10

              Item 5 -- Other Information                                                          11

              Item 6 -- Exhibits and Reports on Form 8-K                                           11

SIGNATURES                                                                                         11

                            CREDIT DEPOT CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                June 30,         SEPTEMBER 30,
                                                                 1998               1998
                                                              ------------       ------------

ASSETS
Loans receivable:
   Consumer, collateralized by real estate                    $  9,171,205       $ 11,700,808
   Allowance for credit losses                                    (267,252)          (253,235)
                                                              ------------       ------------
Net loans receivable                                             8,903,953         11,447,573

Cash                                                               304,002            175,392
Cash subject to withdrawal restrictions                            498,668            524,302
Property and equipment, net                                        281,046            264,735
Real estate held for resale                                         76,101             36,084
Other assets:
   Receivables due from related parties                             15,848              2,650
   Prepaid expenses and other assets                               415,171            305,621
   Servicing asset                                                  22,290             21,351
   Interest-only strips receivable                               4,118,284          3,673,976
   Accrued interest receivable                                      83,348             85,518
   Deferred financing costs                                        131,131            100,366
   Goodwill                                                        607,000            601,417
                                                              ------------       ------------

Total assets                                                  $ 15,456,842       $ 17,238,985
                                                              ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Convertible notes                                             $  2,070,000       $  1,970,000
Warehouse lines of credit                                        8,148,924         10,809,896
Advance on interest-only strips receivable                       1,619,553          1,313,054
Other borrowings                                                   450,154            430,065
Accounts payable                                                   310,380            268,231
Accrued liabilities                                                341,225            491,348
Dividends payable                                                   58,227             58,227
                                                              ------------       ------------
Total liabilities                                               12,998,463         15,340,821

Stockholders' Equity:
   Series B Preferred Stock, $.001 par value: 60,000
     shares authorized, 17,875 and 18,274 shares issued
     at June 30, 1998, and September 30, 1998                           18                 18
Series C Preferred Stock, $.001 par value: 34,000
     shares authorized, 21,000 shares issued
     at June 30, 1998, and September 30, 1998                           21                 21
   Common stock, $.001 par value: 35,000,000 shares
     authorized, 5,748,555 shares issued and outstanding
     at June 30, 1998 and September 30, 1998                         5,749              5,749
Additional paid-in capital                                      31,775,980         31,822,015
Accumulated deficit                                            (29,323,389)       (29,929,639)
                                                              ------------       ------------

Total Stockholders' Equity                                       2,458,379          1,898,164
                                                              ------------       ------------

Total Liabilities and Stockholders' Equity                    $ 15,456,842       $ 17,238,985
                                                              ============       ============


                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                     Three Months Ended

                                                              September 30,      SEPTEMBER 30,
                                                                   1997              1998
                                                              -------------------------------

Revenues:
   Finance income and fees earned                             $    466,589       $    641,955
   Gain on sale of receivables                                   1,193,593          1,178,020
   Other                                                            26,324            181,698
                                                              ------------       ------------
                                                                 1,686,866          2,001,673

Expenses:
   Salaries and employee benefits                                1,244,324          1,250,461
   Legal and professional fees                                     121,106            101,366
   Other operating expenses                                        673,408            726,609
   Provision for credit losses                                      30,000             18,750
   Debt conversion expense                                              --                 --
   Interest expense and amortization of
        financing costs                                            545,588            464,703
                                                              ------------       ------------
                                                                 2,614,426          2,561,889

Loss before provision for income taxes                            (927,560)          (560,216)
Provision for income taxes                                              --                 --
                                                              ------------       ------------

Net loss                                                      $   (927,560)      $   (560,216)
                                                              ------------       ------------
Induced conversion of preferred stock                                   --                 --
Dividends on preferred stock                                       187,785             46,035
                                                              ------------       ------------

Net loss attributable to common stockholders                  $ (1,115,705)      $   (606,251)
                                                              ============       ============

Basic and diluted loss per share                              $      (1.37)      $      (0.11)
                                                              ============       ============

Weighted average shares outstanding                                814,573          5,748,555
                                                              ============       ============


                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months Ended

                                                              September 30,      September 30,
                                                                  1997               1998
                                                              ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $   (927,193)      $   (560,216)
Adjustments to reconcile net loss
to cash used in operating activities:
     Provision for credit losses                                    30,000             18,750
     Depreciation and amortization                                  74,854             43,912

     Changes in operating assets and liabilities:
       Cash subject to withdrawal restrictions                          --            (25,634)
       Due from related parties                                       (350)            13,198
       Prepaid expenses and other                                  (61,429)           107,380
       Deferred financing costs                                     30,360             30,765
       Loans originated                                        (20,710,678)       (34,622,071)
       Loans repurchased                                          (406,452)                --
       Servicing asset                                               8,185                939
       Interest-only strips receivable                            (515,061)           444,308
       Proceeds from loans sold                                 18,667,928         31,717,657
       Principal collections on loans not sold                     182,826             57,779
       Accounts payable and accrued liabilities                    176,256            107,974
                                                              ------------       ------------
Net cash used in operating activities                           (3,451,121)        (2,670,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                  (4,604)            (4,298)
Disposal of property and equipment                                   4,800              5,200
                                                              ------------       ------------
Net cash provided by investing activities                              196                902

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes                      1,255,000                 --
Payments on convertible notes                                           --           (100,000)
Proceeds from warehouse line of credit                          19,678,125         35,257,860
Payments on warehouse line of credit                           (17,950,646)       (32,596,888)
Proceeds from other borrowings                                     553,563                 --
Payments on other borrowings                                      (203,671)           (20,090)
                                                              ------------       ------------
Net cash provided by financing activities                        3,302,371          2,540,882
                                                              ------------       ------------

Net decrease in cash                                              (148,554)          (128,610)
Cash at beginning of period                                      1,332,934            304,002
                                                              ------------       ------------
Cash at end of period                                         $  1,184,380       $    175,392
                                                              ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                      $    212,570       $    427,294
                                                              ============       ============
Conversion of loans receivable to real estate held for sale   $    212,944       $     36,032
                                                              ============       ============


                            See accompanying notes.

                            CREDIT DEPOT CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998
                                  (Unaudited)


1.   BASIS OF PRESENTATION

         The accompanying financial information includes the accounts of Credit Depot Corporation (the "Company" or "Registrant") and its wholly owned subsidiaries. The financial information is unaudited but includes all adjustments consisting only of normal recurring adjustments which the Company's management believes to be necessary for fair presentation of the periods presented. Interim results are not necessarily indicative of results for a full year. Dollar figures rounded to the nearest $1,000 in the following discussion are approximate unless otherwise noted. The interim financial statements should be read in conjunction with the Company's audited financial statements for the year ended June 30, 1998.

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

         Because the gain recognized in the year of sale is equal to the present value of the estimated future cash flows from the Spread, the amount of cash actually received over the lives of the loans can exceed the gain previously recognized at the time the loans were sold. In subsequent years, the Company would recognize additional income and fees to the extent actual cash flows from such loans exceed the amortization of the Interest- Only Strip Receivable or Servicing Asset. If actual prepayments with respect to sold loans occur faster than were projected at the time such loans were sold, the carrying value of the Interest-Only Strip Receivable or Servicing Asset is written down through a charge to earnings in the period of adjustment. There were no charges to earnings for anticipated prepayments during the three months ended September 30, 1997 (the "1997 Three Months) or the three months ended September 30, 1998 (the "1998 Three Months).

         Gains on sales of loans wherein the Company does not have any further interest in the loan and does not retain any servicing rights are calculated as the difference between the cash price paid by the third party and the principal balance of the loan. This type of sale is also referred to as a "Whole" loan sale. The Company has sold loans Whole exclusively since October 1997.


4.   CONVERTIBLE NOTES

         At September 30, 1998, the Company had $1,100,000 of convertible notes that matured on October 31, 1998. These notes have not been repaid.


5.   GOING CONCERN

         In the audited financial statements filed with the Company's fiscal 1998 annual report on Form 10-KSB, the independent auditors opinion on those financial statements included an explanatory paragraph stating that certain conditions raise substantial doubt about the Company's ability to continue as a going concern. These conditions include significant and recurring operating losses, operating cash flow deficiencies, significant debt, maintenance of minimum net worth necessary for continued listing on the Nasdaq SmallCap Market, and accumulated deficit. Note 13 to those audited financial statements elaborated on the basis for the explanatory paragraph and presented management's plans for addressing some of the issues cited as a basis for the uncertainty. The Company was delisted from the Nasdaq SmallCap Stock Market in October 1998, and recent economic changes in the subprime mortgage industry have had a negative effect on management's plans to address the conditions noted above. See "Liquidity and Capital Resources" under Item 2 "Management's Discussions and Analysis of Financial Condition and Results of Operations".

6.   RECENT ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1998

         The Company recorded a net loss of $560,000 for the 1998 Three Months, as compared to a net loss of $928,000 for the 1997 Three Months. Revenues increased $315,000 while expenses decreased $53,000 from the 1997 Three Months to the 1998 Three Months.

         Finance income and fees earned increased $175,000, from $466,000 in the 1997 Three Months to $642,000 in the 1998 Three Months. The increase was a result of improved performance of the Company's telemarketing subsidiary and a higher dollar average of loans in the Company's portfolio of loans held for resale.

Other income increased from $26,000 in the 1997 Three Months to $181,000 in the 1998 Three Months primarily as the result of a reclassification of processing fee income.

         Total expenses decreased 2% from $2,614,000 in the 1997 Three Months to $2,562,000 in the 1998 Three Months. The largest fluctuation in expenses occurred in "Interest expense and amortization of financing costs", which decreased from $546,000 in the 1997 Three Months to $464,000 in the 1998 Three Months. All of the decrease is attributable to a decrease in the amortization of deferred financing charges, the balance of which were $1,453,000 at September 30, 1997, as compared to a balance of $101,000 at September 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

         The business strategy employed by the Company in previous years required continual access to short-term and long-term sources of debt and equity capital. By selling loans on an Interest-Only or Service basis, the Company would have to amass a very large pool of loans wherein the amount of interest collected and remitted on a monthly basis was greater than the cash expenditures incurred during the month in order to generate a positive cash flow. Since this did not occur, the shortfall in working capital was provided by placements of debt and equity. The Company will always require access to short-term sources of debt, specifically warehouse lines of credit. The strategy of exclusively selling loans Whole for a cash premium at time of sale beginning in November 1997 made a significant improvement in the negative cash flow that was being incurred under the previous strategy. However, as detailed in the final paragraph in this section, the Company is currently operating at a negative cash flow. The Company's capital requirements arise principally from loan originations and loan repurchases, payments of operating and interest expenses, capital expenditures, and start-up expenses for expansion into new geographic markets. The Company has no capacity to repurchase loans, either from its pool of serviced loans that contain a buyback provision or from the warehouse lines which generally have a limit of 90 days that a loan can remain in the line. The Company currently does not have enough resources available should loans need to be repurchased. To date, in addition to the Company's capital raising efforts, the sources of cash have been (1) sales into secondary markets of the loans the Company originates and purchases, (2) borrowings under a mortgage warehouse line of credit secured by its loans, (3) finance income earned on Company owned loans and servicing fees generated on the loan servicing portfolio, (4) borrowings under a repurchase line of credit (5) other borrowings (discussed below), and (6) the conversion of the Servicing Asset and Interest-Only Strip Receivable into cash over the lives of the loans in the servicing portfolio, including an advance against that conversion described more fully below.

         In July 1994, the Company completed the placement of $5,550,000 of 8% Senior Subordinated Convertible Notes due 2004 (the "8% Notes"). In October 1995, the Company agreed to certain conditions as a prerequisite for obtaining a waiver for technical covenant violations contained in the indenture relating to the 8% Notes. When these conditions were not met at December 31, 1995, the maturity date of 8% Notes was accelerated to March 30, 1996. The Company repaid $3,250,000 of the 8% Notes in June 1996 ($2,250,000 of which was paid out of the proceeds of the sale of the 10% Notes described below) and the remaining $2,300,000 of 8% Notes was exchanged for loans under a secured warehouse lending facility. The balance of this secured lending facility was $700,000 at September 30, 1998. The Company has signed an agreement with this lender to continue to reduce the balance of this facility at the rate of $100,000 per quarter. The funds necessary to reduce the balance of this facility are anticipated to come from the proceeds of the sale or payout of the loans securing the facility.

         As part of the retirement of debt originated in February 1995, the Company signed an agreement with a lender in February 1998 to borrow $250,000 to secure a letter of credit for the Company which matures on December 31, 1998. It is anticipated this debt will be repaid with the restricted cash securing this letter of credit upon expiration of the letter of credit.

         The Company completed the sale of $9,000,000 of 10% Convertible Secured Notes (the "10% Notes") in August 1996, resulting in net proceeds to the Company after expenses of approximately $8,000,000. $3,250,000 of the proceeds were used to repay the 8% Notes described above. The 10% Notes are partially secured by essentially all otherwise unpledged assets of the Company and are convertible into Common Stock. During Fiscal 1997, holders of $860,000 of the 10% Notes converted their notes into Common Stock. In October 1997, holders of $6,970,000 of the 10% Notes converted their notes into Common Stock in response to the Company's conversion offer. In June 1998, a holder of $1,000,000 of the 10% Notes exchanged its note for shares of Series C Preferred Stock as more fully described below. The balance of 10% Notes at September 30, 1998 was $170,000. These notes mature in June 2001.

         In November 1996, the Company entered into an agreement with the Securitizer wherein the Company received advances on the Company's portion of the interest-only strip collected from the borrower over the life of the loan. The advance was originally being repaid over 36 months, although this term was accelerated to 30 months by the Securitizer during Fiscal 1998 as permitted by certain provisions in the advance agreement. Each advance bears an interest rate set at the time the loans underlying the interest-only strip receivable were sold to the Securitizer. The advance and the interest charge associated with it are deducted from the monthly collections of interest due to the Company by the Securitizer. At September 30, 1998, the balance of these advances was $1,313,000 net of repayments under this agreement.

         In April 1997, the Company sold 16,740 shares of Series B 11% Redeemable Convertible Preferred Stock (the "Series B Preferred Stock") for $1,674,000, resulting in net proceeds to the Company of approximately $1,498,000. Purchasers of the Series B Preferred Stock received warrants to purchase 669,000 shares of Common Stock at $2.50 per share. The conversion and exercise prices, respectively, of the Series B Preferred Stock and associated warrants were changed to $1.80 per share during Fiscal 1998 as a result of anti-dilution and other provisions. Dividends are payable quarterly in cash or in additional Series B Preferred Stock. The Company has paid all dividends to-date in additional stock. Payment of the dividend for the quarter ended June 30, 1998 in additional stock triggered voting rights for the Series B Preferred Stockholders, and payments of dividends in additional stock after this date will be calculated at a 20% discount to the market price of the Common Stock.

         In February 1998, a warehouse line of credit agreement was executed with First Bankshares Mortgage. First Bankshares Mortgage was subsequently purchased by Regions Bank ("Regions"), but this acquisition did not change the terms of the agreement with the Company. This warehouse line has a $15,000,000 credit limit and may be canceled at the discretion of the lender with 45 days notice to the Company. At September 30, 1998, the balance in this line was $10,534,000. The Company also had $276,000 of loans outstanding at September 30, 1998 on a second warehouse line of credit which expires in November 1998 and will not be renewed.

         During Fiscal 1998, the Company received a total of $2,200,000 in a private placement of 10% convertible debt, referred to as the "Bridge Loan". The holders were issued warrants to purchase 1,100,000 shares of Common Stock at an exercise price of $2.00 per share, subject to certain anti-dilution adjustments. In June 1998, the holder of $1,100,000 of the Bridge Loan exchanged its debt for shares of Series C Preferred Stock as described below. The maturity date of the outstanding Bridge Loan has been extended several times, and the balance of $1,100,000 was due on October 31, 1998. This debt has not been repaid and no settlement has yet been reached with the holders of this debt regarding repayment.

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

         In October 1998, the Company held a Special Meeting of the Shareholders to approve a reverse stock split and the issuance of additional securities primarily in an attempt to remain on the Nasdaq Small Cap Market. An insufficient number of votes were received to approve the proposals, and the Company's common stock was delisted from that exchange in October 1998.

         During the last week of October 1998, the Company received substantially less premium on loan pool sales than it had been receiving in prior months. This lower sales premium appears to be consistent with an industry-wide decline in the demand for subprime mortgage loans. The Company has recently noted several large securitizers of subprime mortgage paper have filed for bankruptcy or have stopped buying subprime loans. Those entities who continued to buy have narrowed their criteria for the types of loans they will purchase, and are offering less for those loans that they do purchase than they had previously offered. The Company now has several loans in its portfolio that, when originated, could have been sold for a premium, but under current market conditions will probably be sold at par or even a discount. The Company is now operating at a significant deficit cash flow. The Company requires substantial cash investment and/or a significant restructuring to maintain its operations. Management and the Board of Directors are seeking investors to acquire the Company.

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



                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

     On February 27, 1998, Terry Lee Flowers and Rosemary Flowers, (the "Plaintiffs") on behalf of themselves and a purported class of others brought an action against a wholly-owned subsidiary of the Company in the United States District Court for the Northern District of Mississippi. The Plaintiffs alleged that the subsidiary made payments to mortgage brokers which constituted referral fees, kickbacks and duplicative payments in violation of the Real Estate Settlement Procedures Act ("RESPA") and certain rules and regulations thereunder (the "Rules and Regulations") and, as a result, the Plaintiffs and others were charged higher rates of interest by the subsidiary than would have otherwise been the case. The Court has not ruled on whether the action will proceed as a class action. The Plaintiffs are seeking a non-specified amount of compensatory damages. The Company believes no illegal payments were made and the subsidiary is defending the action.


Item 2.  CHANGES IN SECURITIES

a) During the three months ended September 30, 1998, no instrument defining the rights of the holders of any class of registered securities was materially modified.

b) During the three months ended September 30, 1998, no rights evidenced by any class of registered securities were materially limited or qualified by the issuance or modification of any other class of securities.

c) During the three months ended September 30, 1998, no additional securities were issued.

Item 5.  OTHER INFORMATION

         On October 21, 1998, the Company received a letter from the Nasdaq Stock Market noting that, beginning October 22, 1998, the Common Stock would no longer listed on its exchange. On October 22, 1998, the Common Stock began trading on the Over-The-Counter Bulletin Board under the same ticker symbol, LEND. The letter cited failure to maintain minimum stock price and net worth requirements as the reason for delisting.

         In October and November 1998, the Company sold several pools of loans at premium levels substantially less than had been received in previous months. This decrease in premium levels is consistent with market conditions being experienced throughout the subprime mortgage industry. The Company will be unable to continue its operations in their current form under these market conditions and is in the process of seeking a potential investor who can restructure the Company so that it can remain viable in the current market. Refer to the final paragraph in "Liquidity and Capital Resources" for a more complete discussion on the viability of the Company.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
                  27.1 Financial data schedule (for SEC use only)

         (b) Reports on Form 8-K

                  On July 7, 1998, the Company reported it had received a letter received by Nasdaq on July 2, 1998, noting Nasdaq's intent to delist the Common Stock and the Company's subsequent appeal to be heard at a hearing in August 1998.

                  On October 22, 1998, the Company reported it had been delisted from the Nasdaq SmallCap Stock Market, and that the Common Stock was now trading on the OTC Bulletin Board.

                  On October 28, 1998, the Company reported it had experienced significant deterioration in its gain on sale margins.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            CREDIT DEPOT CORPORATION
                                 (Registrant)




Date: November  19, 1998                       /s/ Ralph J. DeBee, Jr.
                                   -------------------------------------------
                                                   Ralph J. DeBee, Jr.
                                      (President and Chief Executive Officer)






Date: November  19, 1998                   /s/ Charles D. Farrahar
                                   -------------------------------------------
                                               Charles D. Farrahar
                                   (Vice President and Chief Financial Officer)